Form 10KSB
period 1995-12-31
PM MANAGEMENT SYSTEMS INC
filed 1999-12-23
CIK 910415

U.S. Securities and Exchange Commission
            Washington, DC 20549


               CONFORMED COPY

                FORM 1O - KSB


[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE
                    ACT OF 1934

 For the fiscal year ended December 31, 1995

         Commission File No. 0-22678

         PM MANAGEMENT SYSTEMS, INC.
(Formerly Known As Process Based Management,
                    Inc.)



          COLORADO
84-1193941
(State or other jurisdiction of incorporation
(I.R.S. Employer Identification or
organization)
Number)

404 Scott Point Drive,
 Salt Spring Island, BC Canada

V8K 2R2
(Address of principal executive office)
(Zip code)

Issuer's telephone number:      (250) 537-
5732


Securities registered under Section 12(b) of
the Exchange Act:   NONE


Securities registered under Section 12(g) of
the Exchange Act:   COMMON STOCK



     Check whether the issuer (1) filed all
reports required to be filed by Section 13 or
15(d) of the Exchange Act during the past 12
months (or for such shorter period that the
registration was required to file such
reports), and (2) has been subject to such
filing requirements for the past 90 days.
Yes X    No____





Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation
S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]




     State issuer's revenues for its most
current fiscal year.     $-0-

     State the aggregate market value of the
voting stock held by non-affiliates computed
by reference to the price at which the stock
was sold, or the average bid and asked prices
of such stock, as of a specific date within
the past 60 days.  As of December 31, 1996:
$0.00

     Check whether the issuer has filed all
documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act
after distribution of securities under a plan
confirmed by a court.
Yes______    No______ Not applicable.

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                    10,000,000 SHARES COMMON
STOCK

                     1,000,000 SHARES
PREFERRED STOCK



     Documents incorporated by reference:
Part I, Item 1 (a) Form 8-K dated December
18, 1995 concerning the Company's decision to write off its investment in Ad-A-Cab, LLC.


This Form 10-KSB consists of 9 pages.
The Exhibit Index to this Form 10-KSB appears on Page 10












              TABLE OF CONTENTS

          FORM 10-KSB ANNUAL REPORT

         PM MANAGEMENT SYSTEMS, INC.
Facing Page
Index
                                              Page

PART I

Item   1  Description of
          Business............................1
Item   2       Description of
          Property............................2
Item   3       Legal
          Proceedings.........................7
Item   4       Submission of Matters to a
          Vote of Security
          Shareholders........................7

PART II

Item   5       Market for the Registrant's
          Common Equity and related
          Stockholder Matter..................7
Item   6       Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations...........7
Item   7       Financial statements...........8

Item   8       Changes in and Disagreements
          on Accounting and Financial
          Disclosure..........................8

PART III

Item   9       Directors, Executive Officers,
          Promoters and Control persons,
          Compliance with Section 16(a) of
          the Exchange Act....................9
Item 10        Executive Compensation........11
Item 11        Security Ownership of Certain
          Beneficial Owners and Management...11
Item 12        Certain Relationships and
          Related Transactions...............12
Item 13        Exhibits and Reports on Form
          8-K................................12

Signatures...................................13

Exhibit
Index........................................14





                   PART I

Item 1.        Description of Business

     (1)  General Development of Business

      PM Management Systems, Inc. (the
"Company" or "Registrant") was incorporated under the laws of the State of Colorado on March 13, 1992, as Processed Based
Management, Inc. The Company is a management consulting service selling its services to business and industry specializing in selling
(i) management computer software, (ii)
advertising and marketing services, and (iii) general business management advice wherein it relates to computer software.

     On September 5, 1994, the Company
acquired all of the outstanding ownership interest in Ad-A-Cab America, LLC, a Wyoming limited liability company, ("Ad-A-Cab"), that is engaged in the production and marketing of a patented rooftop advertising display unit mounted on commercial vehicles, primarily taxis. Ad-A-Cab is now a wholly owned subsidiary. To effect the reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code, the Company issued
7,980,000 shares of its previously
authorized, but unissued, no par value common stock. The acquisition of Ad-A-Cab was reported on Form 8-K dated September 10, 1994
(filed with the U.S. Securities and Exchange
Commission on September 15, 1994) and
included a copy of the Agreement and Plan of Reorganization.

     On December 18, 1995, the Company"s
directors concluded that, in spite of some success in Australia, the Ad-A-Cab concept was not feasible in the North American market. As result of this conclusion, the directors decided to write off the investment in Ad-A-Cab America, LLC. The aforementioned decision was reported on Form 8K dated
December 18, 1995 (filed with the US
Securities and Exchange Commission February
15, 1999).  The contents of the December 18,
1995 Form 8-K are incorporated herein by reference.

     (2)  Financial Information About Industry
          Segments

The Company may be considered a development stage company. Although profitable during its first year of operation, the Company has been in business since March, 1992 and has had minimal revenues. Until the acquisition of Ad-A-Cab, the activities of the first twenty-seven months were devoted to consulting services and determining the extent of the potential market for its consulting services and identifying existing computer programs which can be sold or adapted for business use. Subsequent to the acquisition of Ad-A-Cab, the officers of the Company devoted time to assisting the subsidiary in preparing to market its products.

     The Company has generated no revenues
from the last twelve months of operations - in fact has incurred a substantial loss and does not anticipate generating revenues during its next fiscal year from its business process and consulting services.

     (3)  Narrative Description of Business

     (1)  PM Management Systems, Inc.

                   Page 1
     During the first two years of its
existence the Company attempted to establish a business of providing tools to support business process improvement projects.
Business process improvement is the
identification, analysis and streamlining of business operations for client companies.
This could include, for example, simplifying and reducing costs for payroll processing.

     (2)  Ad-A-Cab America, LLC

     The business of Ad-A-Cab is the sale and rental of rooftop advertising display units and the marketing of advertising space to merchants and service firms. Ad-A-Cab's product is unique in that it is "back lighted" for a vivid and exciting advertising medium. Ad-A-Cab has acquired the exclusive sales licenses and marketing rights for Canada, the United States and Mexico.

     Ad-A-Cab is a member of the
International Taxicab & Livery Association
(I.L.T.A.). As a member, Ad-A-Cab attended, in October 1994, the I.L.T.A. convention in Las Vegas, Nevada, and demonstrated its rooftop advertising display units. The illuminated rooftop advertising display unit was enthusiastically received and Ad-A-Cab accepted over one thousand written letters of intent to utilize its product.

     Ad-A-Cab has applied for and received
both U.S. and Canadian patent protection on its rooftop advertising display unit design.

     The Ad-A-Cab rooftop advertising display unit was developed in Australia and has been successfully marketed and utilized in that country for over three years.
     General Business Plan

     (1)  PM Management Systems, Inc.

     The Company has been engaged in the
business of providing specialized business consulting software to mid to large sized businesses (revenues in excess of $50million per year) and governmental agencies.

During the past year, the Company has
received no revenues from its efforts, and the main thrust of the management has been to attempt to improve and develop new techniques of processed based management, combined with improving its software systems. The Company does not perceive at this time that any of its software may be suitable for copyright or patent, as each system developed for each client is more or less customized for that client's need. At the present time, the Company has no backlog of orders or clients.

     Because the Company presently has little or no overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied from revenues which may be generated from its operations or from the Company's share of the revenues


                 Page 2
of its wholly owned subsidiary. In the event that the Company determines that additional funds are needed for expansion and/or purchase of capital equipment, the Company intends to raise the additional capital through sales of its common or preferred stock or through debt and in such cases, the Company necessity will have to rely only on its revenues for any additional capital formation.

     The Company has three officers, none of
whom at the present receive any compensation.
It is expected that the officers will devote as much time as is necessary to the day-to-day affairs of the Company as soon as it is able to generate operating revenues sufficient to justify the same, and not less than twenty hours per week per officer. All compensation to such persons is derived at the present from any commission on sales and services which are marketed.

     (2)        Ad-A-Cab

     Ad-A-Cab obtained the manufacturing and
marketing rights for its illuminated rooftop advertising display unit for Canada, the United States and Mexico in 1994. The product is unique because it is the only patented illuminated advertising taxi vehicle signage in North America. The product has been successfully marketed in Australia for three years.

     The Ad-A-Cab product is an outdoor
advertising product that cannot be readily compared to any other form of outdoor advertising.

     As of the date of this report, Ad-A-Cab
has not been able to market its product and, consequently, has not generated any revenues.
The officers of the company, established offices in Vancouver, B. C., Canada and
Denver, Colorado. Neither of these offices were able to generate any revenues and after an expenditure of approximately two million dollars, the directors determined to cease the Company's marketing efforts and to write off its investment. The Board of Directors also accepted the resignations of James
Raines and Russell Roten as directors.  The
Form 8K reporting the above events is
incorporated in this report by reference.

     Competition

     (1)  PM Management Systems, Inc.

The Company will remain for an indeterminate time, a small participant in the computer consulting business. There are many established computer programming companies in the Company's marketing area which are larger and better financed. The Company's management believes that any success it may have, if any, in its business purposes will be to offer services and products which may be more attractive than other competitive services and products.


Item      2    Description of Property

     The Company owns no material property.
Page 3
Item 3    Legal Proceedings

     There are no legal proceedings in which
the Company is involved.

Item 4    Submission of Matters to a Vote of
Security Holders

     There have been no matters submitted to
a vote of the security holders during the fourth quarter of the fiscal year ended
December 31, 1995.


                   PART II

Item 5    Market for Common Equity and
Related Stockholder Matters

     There is no public trading market for
the Company's securities.

Item      6    Management Discussion and
Analysis or Plan of Operation

     Management's Discussion and Analysis of
Financial Condition and Results of
Operations.

     Liquidity and Capital Resources

     The Company is a development stage
company and has not had any substantial
revenues to date.  The Company had no
revenues during 1995. The ability of the Registrant to achieve its operational goals will depend upon its ability to market its services and any products it develops for its clients. Additional capital is needed to continue or expand its operations, but there is no assurance that such capital in equity or debt form will be available.

Results of Operations

     The Company is a development stage
company which generated only limited amount of revenues during its first year of operation and none during the past year. The
Company accumulated a deficit of
approximately two million dollars during the past year and has determined that the Ad-A-
Cab concept is not marketable or feasible in North America at this time. The Company's directors and officers have elected to cease all Ad-A-Cab operations and write off the Company's investment therein.

Item 7    Financial Statements

     The audited Financial Statements for the fiscal year ended December 31, 1995 are attached hereto and incorporated herein by reference.



Page 4


Item 8    Changes and Disagreements with
Accountants on Accounting
          and Financial Disclosures

     There have been no changes or
disagreements with the Company's independent outside auditor.





(The remainder of this page was intentionally
                 left blank)

























                                       Page 5
                  Part III

Item 9    Directors, Executive Officers,
Promoters and Control Persons;
          Compliance with Section 16(a) of
the Exchange Act

     The Directors and Executive Officers of
the registrant are as follows:




Name                    Age      Position    Period
                                             of Service
Edward D.
Duncan                  62       President   9/94 to
                                 and
                                 Director    present
1450 Pennyfarthing
Drive, Ste. 601
Vancouver, B. C.
V6J 4X8

Timothy E. Sewell       42       Director &  9/94 to
6240 Cooney Road                 Vice        present
Richmond, B. C.                  President
V6X 3J6

Anthony V. Feimann      56        Director     9/94 to
1155 Melville Street,             & Secretary  present
Suite 11
Vancouver, B. C.
V6E 4C4


     All of the Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and have qualified. There is no family relationship between and executive officer and director of the Company.

Business Experience.

Edward D. Duncan, age 62, is the president and director of PM Management Systems, Inc.
Mr. Duncan has been licensed as an attorney in Canada since 1956. He holds a Bachelor of Arts and Law (LLB ) degree from the University of British Columbia. Although his educational background and much of his life has been devoted to the practice of law, Edward Duncan also has held many other business and political positions, as well as playing professional football from 1955 through 1961. From 1960 through 1965, Mr.
Duncan served as an Alderman on the Calgary, Alberta city council. During this same time period, he was the Director of the Calgary
Exhibition and Stampede Association, the
Director of the McMahon Stadium Society and established the law firm of E.D. Duncan and Company. From 1965 through 1967, Mr. Duncan served as president of Prosper Oil and Gas, Ltd. From 1970 through 19787 he actively practiced law in Edmonton, Alberta. In 1978
Mr. Duncan moved to Scottsdale, Arizona, where he established a real estate and financial consulting business that operated until 1985. Since 1985 Edward D. Duncan has lived in Vancouver, British Columbia and has served as either an officer or a director for R.F. Oil Industries, Ltd. (an Alberta Stock
Exchange company), Glacier Ice Co., Ltd. (an
Alberta Stock Exchange company), Bioject
Medical Services, Inc. (a NASDAQ company), the Questex Group Ltd (a NASDAQ company) and
One World Society, a non-profit environmental educational foundation.


                                       Page 6
     Timothy E. Sewell, 42, is director and
Vice-President of PM Management Systems, Inc.
Mr. Sewell has had a
 broad range of experience as an officer or director or private and publicly held businesses. From 1984 through 1987 Mr. Sewell was a partner with Eagle West Productions, a full-service advertising agency. In 1987 he founded the Glacier Ice Co., Ltd. (an Alberta Stock
Exchange company) and Advance Analysis, an engine lubricant analysis system. In l989
Mr. Sewell developed and franchised The Odor
Doctor, a firm specializing in marketing a device to control noxious commercial, industrial and residential odors. Since 1989
Mr. Sewell has also served as a business consultant specializing in marketing. He holds a Bachelor of Arts degree from Sir
George Williams University and is currently enrolled in Pacific Western University seeking a masters degree in business administration.

     Mr. Anthony V. Feimann, age 56, is
director and Secretary of PM Management
Systems, Inc..  Mr. Feimann graduated with a
Bachelor of Arts degree in econometrics from the University of British Columbia. Since
1975 Mr. Feimann has operated as a private consultant on accounting and finance issues for publicly held and privately owned companies.

Item 10   Executive Compensation

     During the year ended December 31, 1995, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services and as officers they all have agreed to serve the Company on a commission basis based upon the sales and servicing of the Company's clients.
The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

     No retirement, pension, profit sharing,
stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

     No executive officer or director of the
Company holds any option to purchase any of the Company's securities.

Item      11   Security Ownership of Certain
Beneficial Owners and Management

     (1) Security ownership of certain beneficial owners

The following table sets forth information, as of December 31, 1994, of persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.



Title        Name and Address         Amount and Nature    Percent
of Class     Beneficial Owner         Of Beneficial        Of
                                      Ownership            Class

Common       Maxfield Investments     3,990.000            40
             11 3rd Avenue,
             Douglas, Isle of Man
             1M2 6AL, British Isles


Comman       Ad-A-Cab International   2793000              28
             limited 232-4 ManYee
             Building 67-71 Queens
             Road Central, Hong Kong

Comman       Russel Roten             1197000              12
             230 South Hamilton St.
             Beverly Hills, CA
             90211


               (b) Security Ownership of
Management as of December 31, 1995


Title           Name & Address of      Amount & Nature     Percent
of Class        Beneficial Owner       Of Beneficial       of
                                       Ownership           Class
Common          Edward D. Duncan,      50,000              .50
                President
                1450 Pennyfarthing
                Drive #601 Vancouver,
                B. C. V6J 4X8

                Timothy E. Sewell,
                Vice President         -0-                  -0-
                6240 Cooney Rd.
                Richmond, B. C.
                V6X 3J6

Common          Anthony V.
                Feimann                15,000               .50
                Secretary (2)
                1055 W. Hastings
                Street, Ste.1010
                Vancouver, B. C.
                V6D 1L1

                (2) Less than five percent (5%)


Item 12   Certain Relationships and Related
Transactions

     None

Item 13   Exhibits and Reports for Form 8-K

     The Company filed a Form 8-K dated
December 18, 1995 reporting the decision to write off its investment in Ad-A-Cab America, LLC. That report and exhibit is incorporated herein by reference.


Page 8



                 SIGNATURES

     In Accordance with Section 13 or 15(d)
of the Securities Exchange Act, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







PM MANAGEMENT SYSTEMS, INC.



By:/S/ Edward D.Duncan    Date:December 15, 1999

By: /S/ Timothy E. Sewell Date:December 15, 1999

By: /S/Anthony V. Feimann Date:December 15. 1999


                   Page 9
                     for the Ad-A-Cab rooftop-
mounted taxi advertising system(the Canadian
License Rights).  AAC Canada paid Cdn.
$100,000 and issued 2,400,000 AAC Canada common shares(50% of its outstanding shares).
A royalty on the revenues earned by AAC
Canada (which are to be paid directly to AAC
Hong Kong) from the rooftop-mounted
advertising units is as follows:

  (a)  during the two-year period immediately
after AAC Canada's purchase of       rooftop-
mounted advertising unit - 15%

  (b)  after such two-year period - 10%

The Canadian License Rights are for a term of three years, commencing March 15, 1994, and are renewable, pursuant to the terms of the agreement, upon mutual agreement between the Company and ACC Canada.

NOTE 3 - GOING CONCERN:
Since its formation, the Company has incurred
losses  of  $75,000.   The  ability  of   the
Company to achieve its development plans  and
recover the carrying value of license  rights
is  dependent upon the support  of  its  unit
holders   and   creditors  to   provide   the
necessary  funding  for  ongoing  operations.
These financial statements have been prepared on a going concern basis and do not reflect adjustments which would be necessary if the Company were unable to continue as a going concern.

NOTE 4 - INVESTMENT IN AD-A-CAB CANADA, INC.:
During the period, the Company incurred and paid management fees of $24,862 and rent of $23,876 to a director who is related to one of the ownership unit holders. The other ownership unit holder has a minority interest in ACC Hong Kong.

NOTE 5 - CURRENCY EXCHANGE:
The financial statements are presented in dollar amounts based on the United States
Currency Exchange.

NOTE 6 - SUBSEQUENT EVENTS:
In January of 1996, the Company terminated its ownership interests in Ad-A-Cab America, L.L.C. and then canceled the 7,980,000 common shares that were issued on September 5, 1994 for the reorganization purchase agreement.

                      8


    US Securities and Exchange Commission
            Washington, DC 20549


               CONFORMED COPY



                  Form 8-K







  Current Report Pursuant to Section 13 or
                  15(d) of
     The Securities Exchange Act of 1934



Date of earliest event reported: December 18,
1995



         PM Management Systems, Inc.
  (Formerly named Process Based Management,
                    Inc.)



Colorado          0-22678             84-1193941
(State of        (Commission         (EIN)
 Incorporation)  File Number)



404 Scott Point Drive, Salt Spring Island, BC
               Canada V8K 2R2
  (Address of Principal Executive Offices)


Registrants Telephone Number, Including Area
            Code: (250) 537-5732



Form 8-K: Dated January 17, 1999.
PM Management Systems, Inc.
Commission File # 0-22678
Page 2

Item 1 - Changes in Control of Management

               Not Applicable

Item 2 - Acquisition or Disposition of Assets

     On December 18, 1995, the registrant
wrote off its investment in its subsidiary, Ad-A-Cab America, LLC. The registrants directors concluded that the concept was not viable in North America at that time, in spite of some success in Australia.

Item 3 - Bankruptcy or Receivership

               Not Applicable

Item 4 - Changes in the Registrants
Certifying Public Accountant

               Not Applicable

Item 5 - Other Events

               Not Applicable

Item 6 - Resignations of Registrants
Directors

     On December 18, 1995, the registrants
Board of Directors accepted the resignations of James B. Raines and Russell Roten as directors. These resignations were the result of the boards decision to not continue to pursue the business of "on Cab" advertising and to write off its investment in its subsidiary, Ad-A-Cab America, LLC.

Item 7 - Financial Statements and Exhibits

     Exhibit "A" - Copy of minutes of
Registrants directors meeting, accepting directors resignations.

     Exhibit "B" - Copy of minutes of
Registrants directors meeting, writing off registrants investment in Ad-A-Cab America,
LLC.




Form 8-K: Dated January 17, 1999
PM Management Systems, Inc.
Commission File # 0-22678

Item 8 - Change in Fiscal Year

               Not Applicable

Pursuant to the requirements of the
Securities and Exchange Act of 1934, the
Registrant has caused this report ;to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: January 17, 1999
                                   PM
                                   Management
                                   Systems,
                                   Inc

/S/ Anthony V. Feimann
Anthony V. Feimann, Secretary









        Minutes of Special Meeting of
                  Directors

      ________________________________

The Board Of Directors of PM Management
Systems, Inc. held a special meeting at #601
- 1450 Pennyfarthing , Vancouver, BC, on
December 18, 1995, at 10:00 AM .  The
following persons consisting of a quorum were present:

          Edward D. Duncan, Director and
President

          Anthony V. Feimann, Director and
Secretary

          Timothy E. Sewell, Director and
Vice-president

     Mr. Duncan served as chairperson of the
meeting and Mr Feimann served as Secretary of the meeting.

     After reading a waiver of notice of the
meetings notice, which had been signed by every director present, (two directors being unavailable), the Secretary was directed to attach a copy of the waiver with the minutes of the meeting.

     Having announced that a quorum of the
Board of Directors - as required by the By-laws of the corporation - necessary for the holding of a meeting of directors - was present and that the meeting had been duly convened, the chairperson further announced that the meeting could proceed with its business.

Upon duly made, seconded and fully discussed motions, the following resolutions were adopted.

          RESOLVED: that the concept of on-
cab advertising was not feasible in North
America at the present time, in spite of its limited success in Australia, and that the companys investment of approximately
$200,000.00 was, for all intents and
purposes, lost and not recoverable, that all monies expended to this end be written off as an extraordinary event during the current quarter and noted in the up-coming 10KSB for the year ending December 31, 1995.

          RESOLVED: That the resignations of
James B. Raines and Russell Roten be
accepted, effective the date of their
resignations and that no other directors would be appointed at the present time to fill the vacancies created. The motion was seconded and passed.

There being no further business before the meeting, the meeting was adjourned..


    /S/ Anthony V. Feimann
Anthony V. Feimann, Secretary