Form 10-Q
period 1996-06-30
PM MANAGEMENT SYSTEMS INC
filed 1999-12-28
CIK 910415

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15
(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15
(d) OF THE
EXCHANGE ACT

          Commission file Number 0 - 22678

PM MANAGEMENT SYSTEMS, INC.
 Exact name of small business issuer
As specified in its charter

Nevada                        84 - 1193941
(State or other jurisdiction of    I.R.S.
Employer
incorporation or organization
Identification No.


404 Scott Point Drive, Salt Spring Island, BC
V8K 2R2 Canada
(Address of principal executive office)

(250) 537 - 5732
Issuer's telephone number

                      NOT APPLICABLE
(Former name, former address and former
fiscal year, if changed since last  report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all
documents and reports required
To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.
Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 1,020,000 shares

Transitional Small Business Disclosure Format
(check one)  Yes ___  No    X


PART 1
FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited financial statements for the six months ended September 30, 1997 are attached hereto as EXHIBIT A.

Item 2.   Management's Discussion and
Analysis or Plan of Operation

The Company is in the development stage and has not generated revenues as yet. EXHIBIT A and the financial notes thereto are incorporated herein by reference.

PART II
OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
                         NONE

Item 2.  CHANGES IN SECURITIES
                         NONE

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                                   NONE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITIES HOLDERS

No matters have been submitted to a vote of the stockholders during the six months ended
September 30, 1997.

Item 5.  OTHER INFORMATION
                         NONE

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No. 27 Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fiscal quarter ended June
30, 1996.

SIGNATURES
     In accordance with the requirements of
the Exchange Act, the registrant caused this report to be signed by its behalf by the undersigned, thereto duly authorized.


                              P.M. MANAGEMENT
SYSTEMS, INC.

     Dated: December 15, 1999      By:
/S/Anthony V. Feimann
                              Anthony V.
Feimann, Secretary,
                              Chief Financial
Officer
                              Principal
Accounting Officer


P.M. MANAGEMENT SYSTEMS, INC.
(A development stage company)

Balance Sheets
June 30, 1996 and 1995
(Unaudited)

                         1996         1995

ASSETS:
     Current Assets
     Cash                0            4,669
Inventory               0              74,
000

TOTAL                          0
78,669
License Rights           0
1,924,999
Product Development Costs    0
8,806
Equipment                 0         28,825
     Investment in Ad-A-Cab Canada, Inc.
                              0
1

TOTAL ASSETS:            0          2041300

LIABILITIES:
Current Liabilities
Accounts Payable
Due to Ad-A-Cab Canada, Inc.
                            0
2,880
Payable to a director         0
84,682

TOTAL LIABILITIES:       0           139,662

  STOCKHOLDERS' EQUITY:

     Common Stock, No par Value
     Authorized, 10,000,000 shares
     Issued and outstanding, 2,020,000 shares
                          74,150
1,999,150

     Preferred Stock, no par value, non-
voting
     Authorized, issued and outstanding
                        1,000         1,000

TOTAL:              75,150
2,000,150

     Deficit accumulated during the
Development stage        (75,000)
(83,521)

     Treasury Stock 150
150

TOTAL STOCKHOLDERS EQUITY  0
1,901,638


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

                        0
2.041,300





P.M. MANAGEMENT SYSTEMS, INC.
(A development stage company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
For the six months ended June 30, 1996 and
1995


1996           1995



GENERAL AND ADMINISTRATIVE EXPENSES:

     Office Facilities and Rent
0              10,273

     Travel and Promotion
0              11,029

     Automobile
0                   504

     Consulting Fees
0                 6,543

LOSS FOR THE PERIOD:
0                        28,349

DEFICIT - BEGINNING OF PERIOD:
75,000                        70,013

DEFICIT - END OF PERIOD:
75,000                        98,362


 P.M. MANAGEMENT SYSTEMS, INC.
(A development stage company)

STATEMENTS OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 1996 and
1995


1996                 1995

CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES

     Loss for the Period
0               (28,349)

     Increase in Inventory
0               (74,000)

     Increase in Accounts Payable
0                 42,300

TOTAL:                                   0
(60,049)

INVESTING ACTIVITY:

     Purchase of Equipment
0               (28,825)

FINANCING ACTIVITY:

     Increase in loans from a Director
82,522

     Increase in Advances from Ad-A-Cab
Canada, Inc           0       2,880

TOTAL:                                    0
85,402

INCREASE (DECREASE) IN CASH
FOR THE PERIOD                           0
(3,472)

CASH - BEGINNING OF PERIOD
0         8,141

CASH - END OF PERIOD
0          4,669

P.M. MANAGEMENT SERVICES, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the six months ended June 30, 1996





                                                               Deficit

Accumulated
                                                                     During
the
                 Number of Shares    Amount                Treasury
Development
                 Common   Preferred      Common    Preferred    Stock
Stage     TOTAL


Balance
January 1
1996           10000000   1000000    1999150     1000         (150)
(75,000)  1925000

Cancellation
Of purchase
Of Ad-A-Cab
America, LLC
& Cancellation
of 7,980,000
Common Shares
January 25,
 1996             (7980000)                (1925000)
(1925000)


Net Loss for
The period                                                                0


June 30,
1996          2,020,000   1,000 000  74,150    1,000          (150)
(75000)  0






NOTES TO FINANCIAL STATEMENTS
For the six month period ending June 30, 1996
and 1995


NOTE 1 - ORGANIZATION OF P.M. MANAGEMENT
SYSTEMS, INC.:
P.M. Management Systems, Inc. is a Colorado corporation and is currently in the development stage. On May 6, 1994, the
Company changed its name from Process Based
Management, Inc. to P.M. Management Systems,
Inc.

On September 5, 1994, the Company acquired all the issued and outstanding ownership interests in Ad-A-Cab America, LLC, a Wyoming
Limited Liability Company. To effect the reorganization pursuant to Section 368(a) (1)
(B) of the Internal Revenue Code, the Company issued 7,980,000 shares of its previously authorized, but unissued no par value common stock

In January, 1996, the Company terminated its ownership interests in Ad-A-Cab America LLC.
The above-mentioned 7,980,000 that were
issued September 5, 1994 were returned and cancelled by the Company.

NOTE 2 - GOING CONCERN:
Since its formation, the Company has incurred losses of $75,000. The ability of the Company to achieve its development plans and recover the carrying value of license rights is dependent on the support of its unit holders and creditors to provide for the necessary funding for ongoing operations.
These financial statements have been prepared on a going concern basis and do not reflect adjustments, which would be necessary, if the Company were unable to continue as a going concern.