Form 10-Q
period 1996-09-30
PM MANAGEMENT SYSTEMS INC
filed 1999-12-28
CIK 910415

United States
     Securities and Exchange Commission
            Washington, DC 20549

                 FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15
                 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended
     September 30, 1996

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15
                 (d) OF THE
                EXCHANGE ACT

          Commission file Number 0 - 22678

         PM MANAGEMENT SYSTEMS, INC.
     Exact name of small business issuer
         As specified in its charter

Nevada                          84 - 1193941
(State or other jurisdiction of
I.R.S.
incorporation or organization
Employer
Identification No.

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

                   PART 1
            FINANCIAL INFORMATION

Item 1.  Financial Statements

     The unaudited financial statements for
     the nin months ended September 30, 1996
     are attached hereto as EXHIBIT A.

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

     No matters have been submitted to a vote of the stockholders during the nine months ended September 30, 1996.

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


                              P.M. MANAGEMENT
SYSTEMS, INC.

     Dated: December 15, 1999      By:
/S/Anthony V. Feimann
                             Anthony V.
Feimann, Secretary,
                             Chief Financial
Officer
                              Principal
Accounting Officer



        P.M. MANAGEMENT SYSTEMS, INC.
        (A development stage company)

               Balance Sheets
         September 30, 1996 and 1995
                 (Unaudited)

                                   1996
1995

ASSETS:
     Current Assets
     Cash                                0
1.448
     Inventory                           0
74, 000

TOTAL
0         75,448

     License Rights
0              1,924,999
     Product Development Costs
0                     8,806
     Equipment                           0
28,825
     Investment in Ad-A-Cab Canada, Inc.
0                             1

TOTAL ASSETS:                            0
2,038,079

LIABILITIES:
     Current Liabilities
     Accounts Payable
0         37,175
     Due to Ad-A-Cab Canada, Inc.
0                      49,537
     Payable to a director
0          82,777

TOTAL LIABILITIES:
0                 169,489

  STOCKHOLDERS' EQUITY:

    Common Stock, No par Value
    Authorized, 10,000,000 shares
    Issued and outstanding, 2,020,000 shares
74,150              1,999,150

    Preferred Stock, no par value, non-
voting
    Authorized, issued and outstanding
1,000             1,000

TOTAL:
75,150              2,000,150

    Deficit accumulated during the
     Development stage
(75,000)              (131,410)

     Treasury Stock                       150
150

TOTAL STOCKHOLDERS EQUITY
0                1,868,590


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
0             2.038,079





        P.M. MANAGEMENT SYSTEMS, INC.
        (A development stage company)

        STATEMENT OF LOSS AND DEFICIT
                 (Unaudited)
For the nine months ended September 30, 1996
                  and 1995


                                   1996
                                   1995



GENERAL AND ADMINISTRATIVE EXPENSES:

     Office Facilities and Rent
0              20,751

     Travel and Promotion
0              17,929

     Automobile
0                   504

     Professional Fees
0                1,610

     Consulting Fees
0                20,603


LOSS FOR THE PERIOD:
0                         61,397

DEFICIT - BEGINNING OF PERIOD:
75,000                        70,013

DEFICIT - END OF PERIOD:
75,000                      131,410

        P.M. MANAGEMENT SYSTEMS, INC.
        (A development stage company)

          STATEMENTS OF CASH FLOWS
                 (Unaudited)
For the nine months ended September 30, 1996
                  and 1995



1996                                  1995

CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES

     Loss for the Period  0
(61,397)

     Increase in Inventory    0
(74,000)

     Increase in Accounts Payable  0
27,375

TOTAL:                    0
(108,022)

INVESTING ACTIVITY:

     Purchase of Equipment
0               (28,825)

FINANCING ACTIVITY:

     Increase in loans from a Director
80,617

     Due to Ad-A-Cab Canada, Inc    0
2,880

TOTAL:                    0
130,154

INCREASE (DECREASE) IN CASH
FOR THE PERIOD            0
(6,693)

CASH - BEGINNING OF PERIOD           0
8,141

CASH - END OF PERIOD                   0
1,4 48
       P.M. MANAGEMENT SERVICES, INC.
        (a development stage company)

     STATEMENTS OF STOCKHOLDERS' EQUITY
                 (Unaudited)
For the nine months ended September 30, 1996



                                                Deficit
                                                Accumulated
                                                   During the
                          Number of Shares                 Amount
     Treasury    Development
                                 Common         Preferred          Common
Preferred           Stock         Stage          TOTAL



Balance
January 1
1996                        10,000,000      1,000,000     $1,999,150
$1,000             ($ 150)      ($ 75,000)          1,925,000

Cancellation
Of purchase
Of Ad-A-Cab
America, LLC
& Cancellation
of 7,980,000
Common Shares
January 25,
 1996                  (7,980,000)           (1,925,000)
(1,925,000)


Net Loss for
The period                                                         0


September
30, 1996                2,020,000      1,000,000           $74,150
$1,000          ($ 150)  ($ 75000)      $0







NOTES TO FINANCIAL STATEMENTS
For the nine month period ending September 30, 1996 and
                    1995


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