Form 10-K
period 1996-12-31
PM MANAGEMENT SYSTEMS INC
filed 1999-12-28
CIK 910415

U.S. Securities and Exchange Commission
Washington, DC 20549
CONFORMED COPY

FORM 1O - KSB


[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE
       ACT OF 1934
For the fiscal year ended December 31, 1996
Commission File No. 0-22678
PM MANAGEMENT SYSTEMS, INC.
(Formerly Known As Process Based Management,
Inc.)



          COLORADO
84-1193941                            (State
or other jurisdiction of incorporation
(I.R.S. Employer Identification or
organization)
Number)

404 Scott Point Drive, Salt Spring Island, BC
Canada                                   V8K
2R2
(Address of principal executive office)
(Zip code)

Issuers telephone number:      (250) 5375732


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





     Check if there is no disclosure of
delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form,
and no disclosure will be contained, to the
best of registrants knowledge, in definitive
proxy or information statements incorporated
by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [ X ]
State issuers revenues for its most current
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

     The number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.
                     2,020,000 SHARES COMMON
STOCK
      1,000,000 SHARES PREFERRED STOCK



     Documents incorporated by reference:
Part I, Item 1 (a) Form 8-K dated January 22,
1996 concerning the return of shares
originally issued for the acquisition of Ad-A-
Cab America, LLC, for cancellation and the Companys return of all of the Units of Participation in Ad-A-Cab America, LLC.


This Form 10-KSB consists of 7 pages.
The Exhibit Index to this Form 10-KSB appears


on Page 8











TABLE OF CONTENTS



FORM 10-KSB ANNUAL REPORT



PM MANAGEMENT SYSTEMS, INC.
Facing Page
Index


PART I

Item   1  Description of
Business.................... 1
Item   2       Description of
Property.................... 2
Item   3       Legal
Proceedings................. 2
Item   4       Submission of Matters to a
Vote of Security Shareholders........... 2

PART II

Item   5       Market for the Registrants
Common Equity and related Stockholder
Matter.................... 3
Item   6       Managements Discussion and
          Analysis of
             Financial Condition and Results
of Operations........................... 3
Item   7       Financial
Statements................. 3
Item   8       Changes in and Disagreements
          on Accounting
             and Financial
Disclosure.............................3

PART III

Item   9       Directors, Executive Officers,
          Promoters
             and Control persons, Compliance
with Section 16(a) of the Exchange
Act..................................4
Item 10        Executive
          Compensation.................5
Item 11        Security Ownership of Certain
          Beneficial Owners
             and
Management...............................5
Item 12        Certain Relationships and
          Related
          Transactions.................6
Item 13        Exhibits and Reports on Form 8-
          K...........................6
Signatures..........................7
Exhibit Index......................8





PART I

Item 1.        Description of Business

     (1)  General Development of Business

      PM Management Systems, Inc. (the
Company or Registrant) was incorporated
under the laws of the State of Colorado on March 13, 1992, as Processed Based
Management, Inc. The Company is a management consulting service selling its services to business and industry specializing in selling
(i) management computer software, (ii)
advertising and marketing services, and (iii) general business management advice wherein it relates to computer software.

     On September 5, 1994, the Company
acquired all of the outstanding ownership interest in Ad-A-Cab America, LLC, a Wyoming limited liability company, (Ad-A-Cab), that was engaged in the production and marketing of a patented rooftop advertising display unit mounted on commercial vehicles, primarily taxis. Ad-A-Cab became a wholly owned subsidiary. To effect the reorganization pursuant to Section
368(a)(1)(B) of the Internal Revenue Code, the Company issued 7,980,000 shares of its previously authorized, but unissued, no par value common stock. The acquisition of Ad-A
Cab was reported on Form 8-K dated September
10, 1994 (filed with the U.S. Securities and
Exchange Commission on September 15, 1994) and included a copy of the Agreement and Plan of Reorganization.

     On December 18, 1995, the Companys
directors concluded that, in spite of some success in Australia, the Ad-A-Cab concept was not feasible in the North American market. As result of this conclusion, the directors decided to write off the investment in Ad-A-Cab America, LLC. The aforementioned decision was reported on Form 8K dated
December 18, 1995 (filed with the US
Securities and Exchange Commission February
15, 1999).
On January 22, 1996, the company returned both outstanding Ownership Units, representing 100% of the ownership of Ad-ACab
America, LLC in exchange for the return of 7,980,000 share of the Companys no-par value common stock, for cancellation. This transaction was reported on Form 8K dated
January 22, 1996 (filed with the US
Securities and Exchange Commission February
15, 1999) and is incorporated in this report by reference.
     (2)  Financial Information About
          Industry Segments
     The Company may be considered a
development stage company.  Although
profitable during its first year of
operation, the Company has been in business since March, 1992 and has had minimal revenues. Until the acquisition of Ad-A-Cab, the activities of the first twenty-seven months were devoted to consulting services and determining the extent of the potential market for its consulting services and identifying existing computer programs which can be sold or adapted for business use. The
Company has generated no revenues from the last twelve months of operations and does not anticipate generating revenues during its next fiscal year from its business process and consulting services.



Page 1
     (3)  Narrative Description of Business

      (1)  PM Management Systems, Inc.

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

     During the past year, the Company has
received no revenues from its efforts and in a meeting held April 10, 1996, the directors resolved to suspend all activity in the aforementioned field and seek other opportunities.

     Because the Company presently has little or no overhead or other material financial obligations, management of the Company believes that the Companys short term cash requirements can be satisfied. What little cash might be needed in the future could be supplied by the issuance of the Companys common stock or by loans from directors or shareholders. (See Exhibit 2 attached to this report).

Item      2    Description of Property

     The Company owns no material property.

Item 3    Legal Proceedings

     There are no legal proceedings in which
the Company is involved.


Item 4    Submission of Matters to a Vote of
Security Holders


     There have been no matters submitted to
a vote of the security holders during the fourth quarter of the fiscal year ended
December 31, 1996.





Page 2
PART II

Item 5    Market for Common Equity and
Related Stockholder Matters

    There is no public trading market for
the Companys securities.

Item      6    Management Discussion and
Analysis or Plan of Operation

     Managements Discussion and Analysis of
Financial Condition and Results of
Operations.

       Liquidity and Capital Resources

     The Company is a development stage
company and has not had any substantial
revenues to date.  The Company had no
revenues during 1996. The ability of the Registrant to achieve its operational goals will depend upon its ability to identify and obtain a business or businesses that may be interested in combining operations through merger or takeover. Additional capital is needed to continue or expand its operations, but there is no assurance that such capital in equity or debt form will be available.
Results of Operations
     The Company is a development stage
company which generated only limited amount of revenues during its first year of operation and none during the past year. The
Company accumulated a deficit of
approximately two million dollars during
1995. Management has decided to suspend all previous business activities and look for new opportunities.
Item 7    Financial Statements
     The audited Financial Statements for the fiscal year ended December 31, 1996 are attached hereto and incorporated herein by reference.
Item 8    Changes and Disagreements with
Accountants on Accounting
          and Financial Disclosures

     There have been no changes or
disagreements with the Companys independent outside auditor.





(The remainder of this page was intentionally left blank)



Page 3
Part III

Item 9    Directors, Executive Officers,
Promoters and Control Persons;
          Compliance with Section 16(a) of
the Exchange Act

     The Directors and Executive Officers of
the registrant are as follows:

Name              Age        Position
Period of Service

Edward D. Duncan  63  President and
                      Director    9/94
                                To present
Pennyfarthing Drive, Ste. 601
Vancouver, B. C. V6J 4X8

Timothy E. Sewell 43  Director &
                  Vice President  9/94 to
                                   present
6240 Cooney Road
Richmond, B. C. V6X 3J6

Anthony V.
Feimann         57  Director &
                    Secretary
                             9/94 to present
1155 Melville Street, Suite 11
Vancouver, B. C. V6E 4C4

     All of the Directors of the Company hold
office until the next annual meeting of the
shareholders and until their successors have
been elected and have qualified.  There is no
family relationship between and executive
officer and director of the Company.
Business Experience.
     Edward D. Duncan, age 62, is the
president and director of PM Management
Systems, Inc.   Mr. Duncan has been licensed
as an attorney in Canada since 1956. He holds a Bachelor of Arts and Law (LLB ) degree from the University of British
Columbia.  Although his educational
background and much of his life has been devoted to the practice of law, Edward Duncan also has held many other business and political positions, as well as playing professional football from 1955 through 1961.
From 1960 through 1965, Mr. Duncan served as an Alderman on the Calgary, Alberta city council. During this same time period, he was the Director of the Calgary Exhibition and Stampede Association, the Director of the McMahon Stadium Society and established the law firm of E.D. Duncan and Company. From
1965 through 1967, Mr. Duncan served as
president of Prosper Oil and Gas, Ltd.  From
1970 through 19787 he actively practiced law in Edmonton, Alberta. In 1978 Mr. Duncan moved to Scottsdale, Arizona, where he established a real estate and financial consulting business that operated until 1985.
Since 1985 Edward D. Duncan has lived in
Vancouver, British Columbia and has served as either an officer or a director for R.F. Oil
Industries, Ltd. (an Alberta Stock Exchange company), Glacier Ice Co., Ltd. (an Alberta
Stock Exchange company), Bioject Medical
Services, Inc. (a NASDAQ company), the
Questex Group Ltd (a NASDAQ company) and One
World Society, a non-profit environmental educational foundation.
     Timothy E. Sewell, 42, is the secretary
of PM Management Systems, Inc. Mr. Sewell has had a broad range of experience as an officer or director or private and publicly held businesses.
Page 4
  From 1984 through 1987 Mr. Sewell was a
partner with Eagle West Productions, a full service advertising agency. In 1987 he founded the Glacier Ice Co., Ltd. (an Alberta
Stock Exchange company) and Advance Analysis, an engine lubricant analysis system. In l989
Mr. Sewell developed and franchised The Odor
Doctor, a firm specializing in marketing a device to control noxious commercial, industrial and residential odors. Since 1989
Mr. Sewell has also served as a business consultant specializing in marketing. He holds a Bachelor of Arts degree from Sir
George Williams University and is currently enrolled in Pacific Western University seeking a masters degree in business administration.
     Mr. Anthony V. Feimann, age 56, is
director and secretary of PM Management
Systems, Inc..  Mr. Feimann graduated with a
Bachelor of Arts degree in econometrics from the University of British Columbia. Since
1975 Mr. Feimann has operated as a private consultant on accounting and finance issues for publicly held and privately owned companies.

Item 10   Executive Compensation
     During the year ended December 31, 1996, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The
Company has no formal policy or plan
regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.
     No retirement, pension, profit sharing,
stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.
     No executive officer or director of the
Company holds any option to purchase any of the Companys securities.
Item      11   Security Ownership of Certain
Beneficial Owners and Management

     (1)  Security ownership of certain
          beneficial owners

The following table sets forth information, as of December 31, 1996, of persons known to the Company as being the beneficial owner of over 5% of the Companys Common Stock.



Title      Name and Address of  Amount and Nature Percent
of Class   Beneficial Owner        Of Beneficial  of
                                    Ownership     Class


           Lawson M.             229000            11
           Kerster
           304 Ivanhoe Street
           Denver, CO 80220


GAK Investments                   145000           7
2200 6th Avenue, Suite 828
Denny Building
Seattle, WA 98121

Brian OShaughnessy               200000           10
251 S. Monaco Parkway
Denver, CO 80222

Schiltkampe Groupe S.A.           280000            14
109 - 8751 General
Currie Road
Richmond, BC Canada


V6Y 1M3







          (b) Security Ownership of
Management as of December 31, 1995



Title      Name & Address of Amount & Nature     Percent
of Class   Beneficial Owner  Of  Beneficial      of
                             Ownership           Class
Common    Edward D.
          Duncan,
          President (2)      50,000               .50
          1450 Pennyfarthing

          Drive, #601

          Vancouver,

          B. C. V6J 4X8

          Timothy E. Sewell,
          Vice PresidENT      -0-                 -0-
          6240 Cooney Rd.
          Richmond, B. C.

          V6X 3J6

Common    Anthony V.
          Feimann,
          Secretary (2)      15,000                .1
          1055 W. Hastings

          Street,

          Ste.1010

          Vancouver,

          B. C.

          V6D 1L1

                         ( 2) Less than

                         five percent (5%)


Item 12   Certain Relationships and Related
Transactions

     None

Item 13   Exhibits and Reports for Form 8-K

     The Company filed a Form 8-K dated
December 18, 1995 reporting the decision to write off its investment in Ad-A-Cab America, LLC. That report and exhibit is incorporated herein by reference.

Page 6
SIGNATURES

     In Accordance with Section 13 or 15(d)

of the Securities Exchange Act, the

Registrant caused this report to be signed on

its behalf by the undersigned, thereunto duly

authorized.



PM MANAGEMENT SYSTEMS, INC.



By:    /S/ Edward D. Duncan
Date:   February 12, 1999
     Edward D. Duncan, Director and President



By:     Timothy E. Sewell
Date:    February 12, 1999
Timothy E. Sewell, Director and Vice
                           President
By:     Anthony V. Feimann
Date:     February 12, 1999
          Anthony V. Feimann, Director and
     Secretary





EXHIBITS


Form 8 K dated January 22, 1996

Minutes of Directors meeting dated April 10,
1996

    US Securities and Exchange Commission
            Washington, DC 20549

               CONFORMED COPY



                  Form 8-K













  Current Report Pursuant to Section 13 or
                  15(d) of
     The Securities Exchange Act of 1934



Date of earliest event reported: January 22,
1996



         PM Management Systems, Inc.
  (Formerly named Process Based Management,
                    Inc.)



Colorado           0-22678        84-1193941
(State of
Incorporation)  (Commission        (EIN)
                File Number)



404 Scott Point Drive, Salt Spring Island, BC
               Canada V8K 2R2
  (Address of Principal Executive Offices)


Registrants Telephone Number, Including Area
            Code: (250) 537-5732





Form 8-K: Dated February 7, 1999.
PM Management Systems, Inc.
Commission File # 0-22678
Page 2

Item 1 - Changes in Control of Management Not

               Applicable

Item 2 - Acquisition or Disposition of Assets
     On January 22, 1996, the registrant
exchanged all 2000 Units of participation it had received in acquiring Ad-A-Cab America, LLC, a Wyoming Limited Liability Company, for the 7,980,000 shares of no par value common stock it had issued as part of the acquisition. The registrant also resolved to cancel the aforementioned shares upon receipt.. On December 18, 1995, the registrant wrote off its investment in Ad-A
Cab America, LLC..

Item 3 - Bankruptcy or Receivership

               Not Applicable

Item 4 - Changes in the Registrants

Certifying Public Accountant

               Not Applicable

Item 5 - Other Events

               Not Applicable

Item 6 - Resignations of Registrants
Directors


                             Not Applicable
Item 7 - Financial Statements and Exhibits
     Exhibit A - Copy of minutes of
Registrants January 22nd directors meeting, agreeing to exchange 2000 Units of Ad-A-Cab
America for 7,980,000 shares of the
registrants common shares and to cancel such shares.
       Item 8 - Change in Fiscal Year
               Not Applicable
Form 8-K: Dated February 7, 1999.
PM Management Systems, Inc.
Commission File # 0-22678 Page 3


Pursuant to the requirements of the
Securities and Exchange Act of 1934, the
Registrant has caused this report ;to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: February 7, 1999
PM Management Systems, Inc

/S/ Anthony V. Feimann
Anthony V. Feimann, Secretary


   Minutes of Special Meeting of Directors

The Board Of Directors of PM Management
Systems, Inc. held a special meeting at #601
- 1450 Pennyfarthing Drive, Vancouver, BC, on
January 22, 1996, at 7:30 PM . The following persons consisting of a quorum were present:

          Edward D. Duncan, Director and
President

          Anthony V. Feimann, Director and
Secretary

          Timothy E. Sewell, Director and
Vice-president (Via Telephone)

     Mr. Duncan served as chairperson of the
meeting and Mr Feimann served as Secretary of the meeting.

     After reading a waiver of notice of the
meetings notice, which had been signed by every director present, the Secretary was directed to attach a copy of the waiver with the minutes of the meeting.

     Having announced that a quorum of the
Board of Directors - as required by the By laws of the corporation - necessary for the holding of a meeting of directors - was present and that the meeting had been duly convened, the chairperson further announced that the meeting could proceed with its business.

Upon duly made, seconded and fully discussed motions, the following resolutions were adopted.

          RESOLVED: That, in consideration
for the return of 3,990,000 common shares by
Maxfield Investments, Limited;  2,793,000
common shares by Ad-A-Cab International,
Limited and 1,197,000 common shares by
Russell Roten (for an aggregated total of
7,980,000 shares) that the Company would
return both Ownership Units in Ad-A-Cab
America, LLC representing 100% ownership and
acquired in the reorganization pursuant to
Section 368(a)(1)(B) of the Internal Revenue
Code and dated September, 1994
 .
     There being no further business before
the meeting, the motion seconded and carried, the meeting was adjourned.

     /S/ Anthony V. Feimann
Anthony V. Feimann, Secretary






   Minutes of Special Meeting of Directors


The Board Of Directors of PM Management
Systems, Inc. held a special meeting via telephone, on April 10, 1996, at 8:30 PM .
The following persons consisting of a quorum were present:

          Edward D. Duncan, Director and
President

          Anthony V. Feimann, Director and
Secretary

          Timothy E. Sewell, Director and
Vice-president

     Mr. Duncan served as chairperson of the
meeting and Mr. Feimann served as Secretary of the meeting.

     After reading a waiver of notice of the
meetings notice, the Secretary was directed to attach a copy of the waiver with the minutes of the meeting.

     Having announced that a quorum of the
Board of Directors - as required by the By laws of the corporation - necessary for the holding of a meeting of directors - was present and that the meeting had been duly convened, the chairperson further announced that the meeting could proceed with its business.

Upon duly made, seconded and fully discussed motions, the following resolutions were adopted.

          RESOLVED:  That the Company cease
all efforts to pursue its present business activities and to seek other opportunities

     There being no further business before
the meeting, the motion seconded and carried, the meeting was adjourned.


      /S/ Anthony V. Feimann Anthony V.
Feimann, Secretary