Form 10-K/A
period 1996-12-31
PM MANAGEMENT SYSTEMS INC
filed 1999-12-28
CIK 910415

P.M. MANAGEMENT SYSTEMS, INC.

  (Formerly named Process Based Management,
                    Inc.)

        (A development stage company)



                AUDIT REPORTS


            FINANCIAL STATEMENTS













        December 31, 1998, 1997, 1996













          Janet Loss, C.P.A., P.C.
         Certified Public Accountant
     3525 South Tamarac Drive, Suite 120
           Denver Colorado  80237




        INDEX TO FINANCIAL STATEMENTS




        P.M. MANAGEMENT SYSTEMS, INC.
        (A development stage company)





              TABLE OF CONTENTS



ITEM
PAGE

Report of Certified Public
Accountant......................            2

Balance Sheets, December 31, 1998, 1997,
1996..............                          3

Statements of Operations, for the years
Ended December 31 , 1998, 1997,
1996.............................   4

Statements of Stockholders Equity, for
the years ended December 31, 1998,
1997, 1996........................  5

Statements of Cash Flows, for the years
Ended December 31, 1998, 1997,
1996..............................  6

Notes to Financial
Statements..............................    7













          Janet Loss, C.P.A., P.C.
         Certified Public Accountant
     3525 South Tamarac Drive, Suite 120
           Denver, Colorado 80237
                303-220-0227




Board of Directors
P.M. Management Systems, Inc.
(Formerly  named  Process  Based  Management,
Inc.)
404 Scott Point Drive
Salt Spring Island, BC Canada V8K2R2





I   have  audited  the  accompanying  balance
sheets of P.M. Management Systems, Inc. (a development stage company) as of December 31, 1998, 1997, 1996, and the related statements of Operations, Stockholders Equity and Cash
Flows for the years ended December 31, 1998, 1997, 1996.

I  conducted  my  audit  in  accordance  with
generally accepted auditing standards.  These
standards require that I plan and perform the
audit  to  obtain reasonable assurance  about
whether the financial statements are free  of
material   misstatement.    An   audit   also
includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In   my  opinion,  the  financial  statements
referred to above present fairly, in all material respects, the financial position of P.M. Management Systems, Inc. (a development stage company) as of December 31, 1998, 1997, 1996, and the results of its operations and its cash flow for the years ended December
31, 1998, 1997, 1996.




/S/Janet Loss, C.P.A., P.C.


February 20, 1999





                      2
        P.M. MANAGEMENT SYSTEMS, INC.
        (A development stage company)


BALANCE SHEETS
December 31, 1998, 1997, 1996


ASSETS


                 1998       1997       1996


TOTAL  ASSETS:    $0   $        0      $0



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT
LIABILITIES:         $0        0       0



STOCKHOLDERS' EQUITY:
Common stock, no par value per share,
Authorized, issued and outstanding
2,020,000    shares
               74,150    74,150      74,150

Preferred stock, no par value,
Authorized, issued and outstanding
1,000,000    shares
              1,000      1,000      1,000

Sub-total     75,150    75,150     75,150

Deficit accumulated during the
Development Stage
            (75,000)  ( 75,000)   (75,000)

Treasury stock    (150)  ( 150)   (150)

TOTAL STOCKHOLDERS'
EQUITY:            0       0       0

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY: 0    0       0




The  accompanying notes are an integral  part
of these financial statements.
                      3



        P.M. MANAGEMENT SYSTEMS, INC.
        (A development stage company)

STATEMENTS OF OPERATIONS
For the Years ended December 31, 1998, 1997,
1996








            1998        1997       1996



REVENUES:      0          0       0


OPERATING
EXPENSES:      0          0       0



NET (LOSS):    0          0       0



NET (LOSS)
COMMON PER SHARE:N/A    N/A    N/A



WEIGHTED AVERAGE
COMMON SHARE
OUTSTANDING:
      $2,020,000  $2,020,000   $2,020,000




The accompanying notes are an integral part
of the financial statements.
                      4





        P.M. MANAGEMENT SYSTEMS, INC
        (A development stage company)




STATEMENTS of STOCKHOLDERS EQUITY

For the years ended December 31, 1998, 1997,
1996




                                                                          Deficit
                 Number of   Number of                                    Accumulated
                 shares      shares       Amount      Amount     Treasury during the
                 common      Preferred    Common      Preferred  stock    Development  Total

Balance,
January 1,
1996             10000000    1000000      1999150     1000      (150)     (75000)      1925000

Cancellation
of purchase
of Ad-A-Cab
America, LLC
& cancellation
of 7,980,000
common shares
of 00.25
January
1996             (7980000)   0             (1925000)    0           0         0         (1925000)

Net loss for
the year
ended
December 31,
1996              0          0            0             0          0            0        0

Balance,
December 31,
1996             2020000     1000000      74150         1000       (150)     (75000)      0

Net loss for
the year
ended
December 31,
1997              0           0            0             0          0         0          0

Balance
December 31,
1997             2020000     1000000       74150         1000       (150)     (75000)     0

Net loss for
the year ended
December 31,
1998             0           0             0            0              0            0       0

December 31,
1998             2020000     1000000       74150        1000         (150)     (75000)      0






The  accompanying notes are an integral  part
of the financial statements.
                      5


        P.M. MANAGEMENT SYSTEMS, INC
        (A development stage company)

          STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997,
1996









                 1998       1997       1996


Cash Provided By (Used For)
Operating Activities:

(Loss) For the
years ended            0          0         0

Net cash provided by
investing    activities        0            0
0

Net cashed provided by
financing   activities        0             0
0

NET INCREASE
IN CASH:             0          0         0


Cash, beginning
of   the   period:            0             0
0

Cash, End of
the period:          0           0         0








The  accompanying notes are an integral  part
of these financial statements.
                      6
        P.M. MANAGEMENT SYSTEMS. INC.
        (A Development stage company)

        NOTES TO FINANCIAL STATEMENTS
        December 31, 1998, 1997, 1996


NOTE  1  -  ORGANIZATION OF  P.M.  MANAGEMENT
SYSTEMS, INC.:
P.M.  Management Systems, Inc. is a  Colorado
Corporation   and   is   currently   in   the
development   stage.   On  May  6,1994,   the
Company  changed its name from Process  Based
Management, Inc. to P.M. Management  Systems,
Inc.

On  September  5, 1994, the Company  acquired
all of the outstanding ownership interests in
Ad-A-Cab  America, L.L.C., a Wyoming  limited
liability    company.     To    effect    the
reorganization    pursuant     to     Section
368(a)(1)(B) of the Internal Revenue Code, the Company issued 7,980,000 shares of its previously authorized, but unissued, no par value common stock.

However, for business and economic reasons, the business venture was not successful.
Therefore, in January of 1996, the Company terminated its ownership interests in Ad-A-
Cab  America,  L.L.C..  The  above  mentioned
$7,980,000 common shares that were issued on September 5, 1994 were returned by Ad-A-Cab
America, L.L.C. and canceled by the Company.

The Company has been dormant since January of 1996 and has had no business activity.

NOTE 2 - RELATED PARTY TRANSACTIONS:

The Company maintains its office in space provided by the Companys secretary pursuant to an oral agreement on a rent free basis.

NOTE 3 - GOING CONCERN:
Since its formation, the Company has incurred
losses    of    $75,000.    These   financial
statements have been prepared on a going concern basis and do not reflect adjustments which would be necessary if the Company were unable to continue as a going concern.

NOTE 4 - CURRENCY EXCHANGE:
The financial statements are presented in dollar amounts based on the United States
Currency Exchange.












                      7