Form 10-Q
period 1997-06-30
PM MANAGEMENT SYSTEMS INC
filed 1999-12-28
CIK 910415

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15
(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended June
     30, 1997

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


P.M. MANAGEMENT SYSTEMS, INC.

Dated: December 15, 1999 By:
/S/Anthony V.Feimann
Anthony V. Feimann,
Secretary,
Chief Financial Officer
Principal Accounting
Officer



P.M. MANAGEMENT SYSTEMS, INC.
(A development stage company)

BALANCE SHEETS
June 30, 1997 and 1996


ASSETS




                                           1997              1996

CURRENT ASSETS:                            0               0


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:                       0               0

     STOCKHOLDERS' EQUITY:
     Common Stock no par value per
     share,10,000,000 shares authorized;
     issued and outstanding 2,020,000
     shares.                      74,150                  74,150

  Preferred Stock, no par value,
  Authorized, Issued and
  Outstanding 1,000 shares              1,000             1,000

SUBTOTAL:                               75,150            75,150



  Deficit accumulated during
  the development stage          (75,000)
(75000)

  Treasury Stock                      (150)                (150)


     TOTAL STOCKHOLDERS' EQUITY            0                 0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   0                 0

P.M. MANAGEMENT SYSTEMS, INC.
(A development stage company)



 STATEMENT 0F OPERATIONS
(Unaudited)
For the six months ended June 30, 1997 and
1996


                                   1997               1996

REVENUES:                          0                  0


OPERATING EXPENSES:                 0                  0


NET (LOSS) FROM OPERATIONS:        ( 0)                (0)


NET (LOSS) PER COMMON SHARE         (0)               (0)


WEIGHTED AVERAGE COMMON SHARES
OUSTANDING                     2,020,000           2,020,000






























P.M. MANAGEMENT SYSTEMS, INC
(A development stage company)


STATEMENTS OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 1997 and 1996




                              1997      1996
CASH PROVIDE BY (USED FOR)
OPERATING ACTIVITIES:


(LOSS) For the six months ended   0           0
     June 30, 1997 and 1996


Net cash provided by
Investing activities:              0            0

Net cash provided by
Financing activities                0           0


Net Increase in Cash               0            0


CASH, BEGINNING OF PERIOD:          0           0


CASH, END OF PERIOD:                 0          O
P.M. MANAGEMENT SYSTEMS, INC.
(A development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the six months ended June 30, 1997


                                                  Deficit
                Number of   Number of                      Accumulated
                  Shares      Shares     Amount    Amount   Treasury   during the
                  Common      Preferred  common    Preferred  Stock
Development  Total

Balance
January 1,
1996                 10000000    1000000    1999150   1000     (150)(75000)      1925000


Cancellation
Of purchase
Of Ad-A-Cab
America, LLC
and
cancellation
Of 7,980,000
Common Shares
January 25/96     (7980000)0         (1925000)  0            00           (1925000)

Net loss
For the
Year ended
12/31/96         0    0       0        0           0        00


Balance
12/31/96        2020000    1000000       74150   1000        (150)(75000)       0

Net Loss
For period        0    0                         00                    0                     0                           0
June, 1997      2020000      1000000       74150   1000         (150)    (75000)     0



P.M. MANAGEMENT SYSTEMS, INC.
(A development stage company)


NOTES TO FINANCIAL STATEMENTS
June 30, 1997 and 1996


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