Form 10-Q
period 1997-09-30
PM MANAGEMENT SYSTEMS INC
filed 1999-12-28
CIK 910415

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15
(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended
     September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15
(d) OF THE
EXCHANGE ACT

          Commission file Number 0 - 22678

PM MANAGEMENT SYSTEMS, INC.
 Exact name of small business issuer
As specified in its charter

Nevada                     84 -1193941
(State or other                I.R.S.
 jurisdiction of             Employer
  incorporation or          Identification No.
organization )


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

PART 1
FINANCIAL INFORMATION

Item 1.   Financial Statements

     The unaudited financial statements for
     the quarter ended September 30, 1997 are attached hereto as EXHIBIT A.

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

BALANCE SHEETS
September 30, 1997 and 1996


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



 STATEMENT 0F OPERATIONS
(Unaudited)
For the three months ended September 30, 1997 and
1996


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


STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended September 30, 1997 and 1996




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

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the three months ended September 30, 1997


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


NOTES TO FINANCIAL STATEMENTS
September 30, 1997 and 1996


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