Form 10-K
period 1997-12-31
PM MANAGEMENT SYSTEMS INC
filed 1999-12-28
CIK 910415

U.S. Securities and Exchange Commission
Washington, DC 20549


CONFORMED COPY

FORM 1O - KSB


[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the fiscal year ended December 31, 1997

Commission File No. 0-22678

PM MANAGEMENT SYSTEMS, INC.
(Formerly Known As Process Based Management,
Inc.)



COLORADO
(State or other jurisdiction
 of incorporation                   (I.R.S.
Employer

Identification

or organization)               Number)    84-
1193941
404 Scott Point Drive, Salt Spring Island, BC
Canada                                   V8K
2R2
(Address of principal executive office)
(Zip code)

Issuers telephone number:      (250) 537-
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

State the aggregate market value of the
voting stock held by non-affiliates computed
by reference to the price at which the stock
was sold, or the average bid and asked prices
of such stock, as of a specific date within
the past 60 days.  As of December 31, 1997:
$0.00

Check whether the issuer has filed all
documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act
after distribution of securities under a plan
confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.
 2,020,000 SHARES COMMON STOCK

 1,000,000 SHARES PREFERRED STOCK





This Form 10-KSB consists of 7 pages.















TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

PM MANAGEMENT SYSTEMS, INC.
Facing Page
Index
Page

PART I

Item   1  Description of
Business.....................................
 .............................................
 ..............1
Item   2       Description of
Property.....................................
 .............................................
 ...............2
Item   3       Legal
Proceedings..................................
 .............................................
 .........................2
Item   4       Submission of Matters to a
Vote of Security
Shareholders.................................
 .............................................
 ...................................2

PART II

Item   5       Market for the Registrants
Common Equity and related Stockholder
Matter.......................................
 .............................................
 ........................................2
Item   6       Managements Discussion and
Analysis of
   Financial Condition and Results of
Operations...................................
 .......................2
Item   7       Financial
Statements...................................
 .............................................
 .....................3
Item   8       Changes in and Disagreements
on Accounting
   and Financial
Disclosure...................................
 .............................................
 ............3

PART III

Item   9       Directors, Executive Officers,
Promoters
   and Control persons, Compliance with
   Section 16(a) of the Exchange
Act..........................................
 ..................................4
Item 10        Executive
Compensation.................................
 .............................................
 ................5
Item 11        Security Ownership of Certain
Beneficial Owners
   and
Management...................................
 .............................................
 .......................5
Item 12        Certain Relationships and
Related
Transactions.................................
 .........................6
Item 13        Exhibits and Reports on Form 8-
K............................................
 ....................................6

Signatures...................................
 .............................................
 .............................................
 ..................7







PART I
Item 1.        Description of Business

(a)  General Development of Business

 PM Management Systems, Inc. (the Company or Registrant) was incorporated under the laws of the State of Colorado on March 13, 1992, as Processed Based Management, Inc.
The Company was a management consulting
service selling its services to business and industry specializing in selling (i) management computer software, (ii) advertising and marketing services, and (iii) general business management advice wherein it relates to computer software.

On April 10, 1996, the Company determined that it would cease to actively pursue its previous business and look for other opportunities. The Companys Board of
Directors concluded that they would seek out a company or companies that would see an advantage in joining forces with the Company either through merger or takeover. The registrant has been unable to solidify any such arrangement up until the present but is continuing its efforts along the aforementioned lines.

(b)  Financial Information About Industry
Segments

The Company may be considered a development stage company. Although profitable during its first year of operation, the Company has been in business since March, 1992 and has had minimal revenues. The Company has generated no revenues from the last twelve months of operations and does not anticipate generating revenues during its next fiscal year.

(c)  Narrative Description of Business

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
Analysis or Plan of Operation

Managements Discussion and Analysis of
Financial Condition and Results of
Operations.

Liquidity and Capital Resources

The Company is a development stage company and has not had any substantial revenues to date. The Company had no revenues during 1997. The ability of the Registrant to achieve its operational goals will depend upon its ability to identify and obtain a business or businesses that may be interested in combining operations through merger or takeover. Additional capital is needed to continue or expand its operations, but there is no assurance that such capital in equity or debt form will be available.

Results of Operations

The Company is a development stage company which generated only limited amount of revenues during its first year of operation and none during the past year. The Company accumulated a deficit of approximately two hundred thousand dollars during 1995.
Management has decided to suspend all
previous business activities and look for new opportunities. No suitable target has presented itself up until now but the Registrant continues to seek a company or companies that may desire to join forces either through merger or takeover.
Item 7    Financial Statements

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





(The remainder of this page was intentionally left blank)



























Part III

Item 9    Directors, Executive Officers,
Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange
Act

The Directors and Executive Officers of the registrant are as follows:

Name
Age        Position
Period of Service

Edward D. Duncan                  64
President and Director        9/94 to present
1450 Pennyfarthing Drive, Ste. 601
Vancouver, B. C. V6J 4X8

Timothy E. Sewell
44        Director & Vice President     9/94
to present
6240 Cooney Road
Richmond, B. C. V6X 3J6

Anthony V. Feimann                        58
Director & Secretary          9/94 to present
1155 Melville Street, Suite 11
Vancouver, B. C. V6E 4C4

All of the Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and have qualified. There is no family relationship between and executive officer and director of the Company.

Business Experience.

Edward D. Duncan, age 64, is the president and director of PM Management Systems, Inc.
Mr. Duncan has been licensed as an attorney in Canada since 1956. He holds a Bachelor of Arts and Law (LLB ) degree from the University of British Columbia. Although his educational background and much of his life has been devoted to the practice of law, Edward Duncan also has held many other business and political positions, as well as playing professional football from 1955 through 1961. From 1960 through 1965, Mr.
Duncan served as an Alderman on the Calgary, Alberta city council. During this same time period, he was the Director of the Calgary
Exhibition and Stampede Association, the
Director of the McMahon Stadium Society and established the law firm of E.D. Duncan and Company. From 1965 through 1967, Mr. Duncan served as president of Prosper Oil and Gas, Ltd. From 1970 through 19787 he actively practiced law in Edmonton, Alberta. In 1978
Mr. Duncan moved to Scottsdale, Arizona, where he established a real estate and financial consulting business that operated until 1985. Since 1985 Edward D. Duncan has lived in Vancouver, British Columbia and has served as either an officer or a director for R.F. Oil Industries, Ltd. (an Alberta Stock
Exchange company), Glacier Ice Co., Ltd. (an
Alberta Stock Exchange company), Bioject
Medical Services, Inc. (a NASDAQ company), the Questex Group Ltd (a NASDAQ company) and
One World Society, a non-profit environmental educational foundation.

Timothy E. Sewell, 44, is the secretary of PM
Management Systems, Inc. Mr. Sewell has had a broad range of experience as an officer or director or private and publicly held businesses. From 1984 through 1987 Mr.
Sewell was a partner with Eagle West
Productions, a full-service advertising
agency.  In 1987 he founded the Glacier Ice
Co., Ltd. (an Alberta Stock Exchange company) and Advance Analysis, an engine lubricant analysis system. In l989 Mr. Sewell developed and franchised The Odor Doctor, a firm specializing in marketing a device to control noxious commercial, industrial and residential odors. Since 1989 Mr. Sewell has also served as a business consultant specializing in marketing. He holds a Bachelor of Arts degree from Sir George
Williams University and is currently enrolled in Pacific Western University seeking a masters degree in business administration.

Mr. Anthony V. Feimann, age 58, is director and secretary of PM Management Systems, Inc..
Mr. Feimann graduated with a Bachelor of Arts degree in econometrics from the University of British Columbia. Since 1975 Mr. Feimann has operated as a private consultant on accounting and finance issues for publicly held and privately owned companies.

Item 10   Executive Compensation

During the year ended December 31, 1997, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the
Company holds any option to purchase any of the Companys securities.

Item      11   Security Ownership of Certain
Beneficial Owners and Management

(a) Security ownership of certain beneficial owners

The following table sets forth information, as of December 31, 1996, of persons known to the Company as being the beneficial owner of over 5% of the Companys Common Stock.



Title          Name and Address of
Amount and Nature   Percent
of Class  Beneficial Owner
Of Beneficial       of
Ownership      Class

Lawson M. Kerster             229,000
11
304 Ivanhoe Street
Denver, CO 80220



GAK Investments               145,000
7
2200 6th Avenue, Suite 828
Denny Building
Seattle, WA 98121

Brian OShaughnessy      200,000        10
251 S. Monaco Parkway
Denver, CO 80222

Schiltkampe Groupe S.A.  280,000        14
109 - 8751 General Currie Road
Richmond, BC Canada V6Y 1M3

(b) Security Ownership of Management as of
December 31, 1997


Title                   Name & Address of
Amount & Nature     Percent
of Class  Beneficial Owner
Of Beneficial       of
               Ownership      Class

Common    Edward D. Duncan, President (2)
50,000         .50
1450 Pennyfarthing Drive, #601
Vancouver, B. C. V6J 4X8

Timothy E. Sewell, Vice President
-0-            -0-
6240 Cooney Rd.
Richmond, B. C. V6X 3J6

Common    Anthony V. Feimann, Secretary (2)
15,000         .10
1055 W. Hastings Street, Ste.1010
Vancouver, B. C. V6D 1L1

(2) Less than five percent (5%)

Item 12   Certain Relationships and Related
Transactions

None

Item 13   Exhibits and Reports for Form 8-K

There are no Exhibits or Reports on Form 8-K





SIGNATURES

In Accordance with Section 13 or 15(d) of the
Securities Exchange Act, the Registrant
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PM MANAGEMENT SYSTEMS, INC.



By:    /S/ Edward D. Duncan
Date:   February 12, 1999
Edward D. Duncan, Director and President



By:     Timothy E. Sewell
Date:    February 12, 1999
Timothy E. Sewell, Director and Vice-
President



By:     Anthony V. Feimann
Date:     February 12, 1999
          Anthony V. Feimann, Director and
Secretary