Form 10-Q
period 1999-03-31
PM MANAGEMENT SYSTEMS INC
filed 1999-12-28
CIK 910415

United States
     Securities and Exchange Commission
            Washington, DC 20549

                 FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15
                 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended
     March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15
                 (d) OF THE
                EXCHANGE ACT

          Commission file Number 0 - 22678

         PM MANAGEMENT SYSTEMS, INC.
     Exact name of small business issuer
         As specified in its charter

 Nevada                            84 - 1193941
(State or other jurisdiction of  I.R.S. Employer
incorporation or organization    Identification No


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

Transitional Small Business Disclosure Format
        (check one)  Yes ___  No    X
        P.M. MANAGEMENT SYSTEMS, INC.




PART II
              OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
                         NONE

Item 2.  CHANGES IN SECURITIES

     On January 25, 1996, the Company
     Canceled 7,980,000 shares of Common
     Stock issued previously in exchange for
     all of the Units of Ownership of Ad-A-
     Cab America, LLC, a Wyoming Limited
     Liability Company.  Reports filed on
     Form 8-K are included as Exhibits A and
     B to this document


Item 3.  DEFAULTS UPON SENIOR SECURITIES
                                   NONE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITIES HOLDERS

     No matters have been submitted to a vote of the stockholders during the nine months ended September 30, 1996.

Item 5.  OTHER INFORMATION
                         NONE

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

       Exhibit No. 27 Financial Data
       Schedule

     (b)  Reports on Form 8-K

       Two reports on Form 8-K were filed by
       the Company during the fiscal quarter
       ended March 31, 1996.  They are
       included as Exhibits A and B of this
       document.

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


                              P.M. MANAGEMENT
SYSTEMS, INC.

     Dated: December 15, 1999      By:
/S/Anthony V. Feimann
                             Anthony V.
Feimann, Secretary,
                             Chief Financial
Officer
                                 Principal
             Accounting Officer


        (A development stage company)

               Balance Sheets
           March 31, 1996 and 1995
                 (Unaudited)

                              1996    1995

ASSETS:

     Current Assets
     Cash                      0      496

     License Rights            0    1,924,999

     Product Development Costs 0      8,806

     Equipment                 0     22,992

     Investment in Ad-A-Cab Canada, Inc.
                              0         1

TOTAL ASSETS:                0     1,957,294


LIABILITIES:

     Current Liabilities

     Due to Ad-A-Cab Canada, Inc.
                              0     2,880

     Payable to a director
                               0  37,935

TOTAL LIABILITIES:
                              0    40,815


STOCKHOLDERS EQUITY:

    Common Stock, No par Value
    Authorized, 10,000,000 shares
    Issued and outstanding, 2,020,000 shares
                          74,150   1,999,150

    Preferred Stock, no par value, non-
voting
    Authorized, issued and outstanding
                          1,000    1,000

TOTAL:
                        75,150    2,000,150

    Deficit accumulated during the
     Development stage
                      (75,000)    (83,521)

     Treasury Stock      150         150

TOTAL STOCKHOLDERS EQUITY
                          0     1,916,479


TOTAL LIABILITIES AND STOCKHOLDERS EQUITY
                         0      1,957,294

        P.M. MANAGEMENT SYSTEMS, INC.
        (A development stage company)

        STATEMENT OF LOSS AND DEFICIT
                 (Unaudited)
For the three months ended March 31, 1996 and
                    1995


                          1996        1995



GENERAL AND ADMINISTRATIVE EXPENSES:

     Office Facilities and Rent
                          0           5,869

     Travel and Promotion
                         0            4,975

     Automobile
                          0           504

     Consulting Fees
                         0          2,160

LOSS FOR THE PERIOD:
                         0          13,508

DEFICIT - BEGINNING OF PERIOD:
                     75,000        70,013

DEFICIT  END OF PERIOD:
                    75,000         83,521

        P.M. MANAGEMENT SYSTEMS, INC.
        (A development stage company)

          STATEMENTS OF CASH FLOWS
                 (Unaudited)
For the three months ended March 31, 1996 and
                    1995



                      1996             1995

CASH PROVIDED BY (USED FOR)0:

PENALTY ACTIVITIES

     Loss for the Period
                     0               (13,508)

     Decrease in Accounts Payable
                     0                 (9,800)

TOTAL:                0              (23,308)

INVESTING ACTIVITY:

     Purchase of Equipment
                      0               (22,992)

FINANCING ACTIVITY:

     Increase in loans from a Director
                                      35,775

     Increase in Advances from Ad-A-Cab
Canada, Inc                    0       2,880

TOTAL:                        0         38,655

INCREASE (DECREASE) IN CASH
FOR THE PERIOD              0          (7,645)

CASH - BEGINNING OF PERIOD
                              0         8,141

CASH  END OF PERIOD
                           0            496




P.M. MANAGEMENT SERVICES, INC.
        (a development stage company)

     STATEMENTS OF STOCKHOLDERS EQUITY
                 (Unaudited)
  For the three months ended March 31, 1996




            Number of shares Amount

                                                               Deficit
                                                               Accumulated
                                                               During the
                                                      Treasury Development
             Common    Preferred  Common    Preferred Stock    Stage        TOTAL
Balance
January 1
1996         10000000  1000000    1999150   1000      ($ 150)  ( 75000)1925000

Cancellation
Of purchase
Of Ad-A-Cab
America, LLC
& Cancellation
of 7,980,000
Common Shares
January 25,
 1996        (7980000)            (1925000)                           (1925000)


Net Loss for
The period                                                                    0


March 31,
1996         2020000  1000000     74,150     1,000     ( 150)    (75000)      $0




        NOTES TO FINANCIAL STATEMENTS
For the three month period ending March 31, 1996 and
                    1995


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


       P.M. MANAGEMENT SERVICES, INC.



                  EXHIBIT A

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

               Not Applicable

Item 5 - Other Events

               Not Applicable

Item 6 - Resignations of Registrants
Directors

     On December 18, 1995, the registrants
Board of Directors accepted the resignations of James B. Raines and Russell Roten as directors. These resignations were the result of the boards decision to not continue to pursue the business of on Cab advertising and to write off its investment in its subsidiary, Ad-A-Cab America, LLC.

Item 7 - Financial Statements and Exhibits

     Exhibit A - Copy of minutes of
Registrants directors meeting, accepting directors resignations.

     Exhibit B - Copy of minutes of
Registrants directors meeting, writing off registrants investment in Ad-A-Cab America,
LLC.


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



                  EXHIBIT B


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





Form 8-K: Dated January 17, 1999.
PM Management Systems, Inc.
Commission File # 0-22678
Page 2

Item 1 - Changes in Control of Management

               Not Applicable

Item 2 - Acquisition or Disposition of Assets

     On January 22, 1996, the registrant
exchanged all 2000 Units of participation it had received in acquiring Ad-A-Cab America, LLC, a Wyoming Limited Liability Company, for the 7,980,000 shares of no par value common stock it had issued as part of the acquisition. The registrant also resolved to cancel the aforementioned shares uipon receipt. On December 18, 1995, the registrant wrote off its investment in Ad-A-
Cab America, LLC.

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

          RESOLVED: That, in consideration
for the return of 3,990,000 common shares by
Maxfield Investments, Limited;  2,793,000
common shares by Ad-A-Cab International,
Limited and 1,197,000 common shares by
Russell Roten (for an aggregated total of
7,980,000 shares) that the Company would
return 2000 Units of Participation in Ad-A-
Cab America, LLC representing 100% ownership
and acquired in the reorganization pursuant
to Section 368(a)(1)(B) of the Internal
Revenue Code and dated September, 1994
 .
     There being no further business before
the meeting, the motion seconded and carried, the meeting was adjourned


/S/ Anthony V. Feimann
Anthony V. Feimann, Secretary