Form 10-Q
period 1998-06-30
PM MANAGEMENT SYSTEMS INC
filed 1999-12-29
CIK 910415

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15
(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended
     June 30,1998

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

PART 1
FINANCIAL INFORMATION

Item 1.   Financial Statements

     The unaudited financial statements for
     the quarter ended June 30,1998 are
     attached hereto as EXHIBIT A.

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

     No matters have been submitted to a vote of the stockholders during the quarter ended June 30, 1998.

Item 5.  OTHER INFORMATION
                         NONE

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

       Exhibit No. 27 Financial Data
       Schedule

     (b)  Reports on Form 8-K

       No reports on Form 8-K were filed by
       the Company during the fiscal quarter
       ended June 30, 1998.

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

BALANCE SHEETS
June 30, 1997 and 1998


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



 STATEMENT 0F OPERATIONS
(Unaudited)
For the six months ended June 30,1997 and
1998


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


STATEMENTS OF CASH FLOWS
(Unaudited)
For the six months ended June 30, 1997 and 1998




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

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the six months ended June 30, 1998


                                                                    Deficit
                Number of  Number of                                Accumulated
                Shares     Shares     Amount    Amount    Treasury  during the
                Common     Preferred  common    Preferred Stock     Development Total

Balance
January 1,
1996            10000000   1000000    1999150   1000      (150)     (75000)      1925000

Cancellation
Of purchase
Of Ad-A-Cab
America, LLC
and
cancellation
Of 7,980,000
Common Shares
January 25/96     (7980000)0         (1925000)   0            0       0         (1925000)

Net loss
For the
Year ended
12/31/96         0         0          0          0           0        0          0


Balance
12/31/96         2020000    1000000       74150   1000       (150)    (75000)       0

Net Loss
For period       0          0          0          0           0         0         0

June 30, 1998   2020000    1000000     74150     1000        (150)      (75000)      0



P.M. MANAGEMENT SYSTEMS, INC.
(A development stage company)


NOTES TO FINANCIAL STATEMENTS
June 30,1998


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