Form 10-Q
period 1999-03-31
PM MANAGEMENT SYSTEMS INC
filed 1999-12-29
CIK 910415

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15
(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended
     March 31,1999

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

PART 1
FINANCIAL INFORMATION

Item 1.   Financial Statements

     The unaudited financial statements for
     the quarter ended March 31,1999 are
     attached hereto as EXHIBIT A.

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

     No matters have been submitted to a vote of the stockholders during the quarter ended March 31, 1999.

Item 5.  OTHER INFORMATION
                         NONE

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

       Exhibit No. 27 Financial Data
       Schedule

     (b)  Reports on Form 8-K

       No reports on Form 8-K were filed by
       the Company during the fiscal quarter
       ended March 31, 1999.

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


P.M. MANAGEMENT SYSTEMS, INC.

Dated: December 15, 1999 By: /S/Anthony V.
Feimann
                    Anthony V. Feimann,
Secretary,
                    Chief Financial Officer
                    Principal Accounting
Officer



P.M. MANAGEMENT SYSTEMS, INC.
(A development stage company)

BALANCE SHEETS
March 31, 1999 and 1998


ASSETS




                                           1999              1998

CURRENT ASSETS:                            0               0


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:                       0                 0

     STOCKHOLDERS' EQUITY:
     Common Stock no par value per
     share,10,000,000 shares authorized;
     issued and outstanding 2,020,000
     shares.                           74,150              74,150

  Preferred Stock, no par value,
  Authorized, Issued and
  Outstanding 1,000 shares              1,000              1,000

SUBTOTAL:                               75,150             75,150

  Deficit accumulated during
  the development stage                   (75,000)         (75000)

  Treasury Stock                          (150)             (150)


     TOTAL STOCKHOLDERS' EQUITY            0                0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   0                 0

P.M. MANAGEMENT SYSTEMS, INC.
(A development stage company)



 STATEMENT 0F OPERATIONS
(Unaudited)
For the three months ended March 31,1998, 1999


                                   1999           1998

REVENUES:                          0               0



 OPERATING EXPENSES:               0                0


NET (LOSS) FROM OPERATIONS:        ( 0)           (0)


NET (LOSS) PER COMMON SHARE         (  0)            (0)


WEIGHTED AVERAGE COMMON SHARES
OUSTANDING                         2,020,000           2,020,000






























P.M. MANAGEMENT SYSTEMS, INC
(A development stage company)


STATEMENTS OF CASH FLOWS
(Unaudited)
For the three months ended March 31, 1999




                              1999      1998
CASH PROVIDE BY (USED FOR)
OPERATING ACTIVITIES:


(LOSS) For the three months ended   0         0
     March 31, 1999 and 1998


Net cash provided by
Investing activities:              0            0

Net cash provided by
Financing activities                0           0


Net Increase in Cash               0            0


CASH, BEGINNING OF PERIOD:          0           0


CASH, END OF PERIOD:                 0          O
P.M. MANAGEMENT SYSTEMS, INC.
(A development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the three months ended March 31, 1999


                                                                    Deficit
                Number of  Number of                                Accumulated
                Shares     Shares     Amount    Amount    Treasury  during the
                Common     Preferred  common    Preferred Stock     Development Total

Balance
January 1,
1996            10000000   1000000    1999150   1000      (150)     (75000)      1925000

Cancellation
Of purchase
Of Ad-A-Cab
America, LLC
and
cancellation
Of 7,980,000
Common Shares
January 25/96     (7980000)0         (1925000)   0            0       0         (1925000)

Net loss
For the
Year ended
12/31/96         0         0          0          0           0        0          0


Balance
12/31/96         2020000    1000000       74150   1000       (150)  (75000)       0

Net Loss
For period       0          0          0          0           0         0         0

March 31, 1999   2020000    1000000     74150     1000        (150) (75000)      0



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