Form 10-Q
period 1999-09-30
PM MANAGEMENT SYSTEMS INC
filed 1999-12-29
CIK 910415

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15
(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended
September 30,1999

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

PART 1
FINANCIAL INFORMATION

Item 1.   Financial Statements

     The unaudited financial statements for
     the quarter ended September 30,1999 are
     attached hereto as EXHIBIT A.

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

     No matters have been submitted to a vote of the stockholders during the quarter ended September 30, 1999.

Item 5.  OTHER INFORMATION
                         NONE

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

       Exhibit No. 27 Financial Data
       Schedule

     (b)  Reports on Form 8-K

       No reports on Form 8-K were filed by
       the Company during the fiscal quarter
       ended September 30, 1999.

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



 STATEMENT 0F OPERATIONS
(Unaudited)
For the nine months ended September 30,1999 and
1998


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


STATEMENTS OF CASH FLOWS
(Unaudited)
For the nine months ended September 30, 1999 and 1998




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