Form 10-K
period 1999-12-31
RF TECHNOLOGY INC
filed 2000-04-17
CIK 910415

U.S. Securities and Exchange Commission
Washington, DC 20549


                CONFORMED COPY

                FORM 1O - K SB


 [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE
                     ACT OF 1934

  For the fiscal year ended December 31, 1999

          Commission File No. 0-22678

          PM MANAGEMENT SYSTEMS, INC.
 (Formerly Known As Process Based Management,
                     Inc.)



COLORADO
84-1193941

(State or other jurisdiction of incorporation
(I.R.S. Employer Identification
or organization)
Number)

404 Scott Point Drive, Salt Spring Island, BC
Canada                                   V8K
2R2
(Address of principal executive office)
(Zip code)

Issuers telephone number:      (250) 537-5732


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





     Check if there is no disclosure of
delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB. [ X ]




     State issuers revenues for its most
current fiscal year.     $-0-

     State the aggregate market value of the
voting stock held by non-affiliates computed by
reference to the price at which the stock was
sold, or the average bid and asked prices of
such stock, as of a specific date within the
past 60 days.  As of December 31, 1999:   $0.00

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

                     1,000,000 SHARES PREFERRED
STOCK






This Form 10-K SB consists of 7 pages.














               TABLE OF CONTENTS

          FORM 10-K SB ANNUAL REPORT

          PM MANAGEMENT SYSTEMS, INC.
Facing Page
Index
                                                            P
                                                            a
                                                            g
                                                            e

PART I

Item   1  Description of Business
          1
Item   2            Description of Property
               2
Item   3            Legal Proceedings
               2
Item   4            Submission of Matters to a
               Vote of Security
               Shareholders
               2

PART II

Item   5            Market for the Registrants
               Common Equity and related
               Stockholder         Matter
               2
Item   6            Managements Discussion and
               Analysis of
             Financial Condition and Results of
Operations   2
Item   7            Financial Statements
               3
Item   8            Changes in and
               Disagreements on Accounting
             and Financial Disclosure
3

PART III

Item   9            Directors, Executive
               Officers, Promoters
             and Control persons, Compliance
with
             Section 16(a) of the Exchange Act
4
Item 10             Executive Compensation
               5
Item 11             Security Ownership of
               Certain Beneficial Owners
             and Management
5
Item 12             Certain Relationships and
               Related Transactions     6
Item 13             Exhibits and Reports on
               Form 8-K
               6

Signatures
7







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

     On September 5, 1994 the Company acquired all of the outstanding ownership interests in Ad-A-Cab America, LLC, a Wyoming Limited
Liability Company.  To affect the
reorganization pursuant to Section 368(a) (1)
(B) of the Internal Revenue Code, the Company
Issued 7,980,000 shares of its previously authorized but unissued common stock. Ad-A-
Cab America, LLC had entered into a license agreement with Ad-A-Cab Limited, a Hong Kong corporation for the exclusive North American rights for a rooftop mounted advertising system.

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

On January 22, 1996, the company returned both outstanding Ownership Units, representing 100% of the ownership of Ad-A-Cab America, LLC in exchange for the return of 7,980,000 share of the Companys no-par value common stock, for cancellation. This transaction was reported on Form 8K dated January 22, 1996 (filed with the
US Securities and Exchange Commission February
15, 1999).

On April 10, 1996, the Company determined that it would cease to actively pursue its previous business and look for other opportunities. The
Companys Board of Directors concluded that they would seek out a company or companies that would see an advantage in joining forces with the Company either through merger or takeover.

On February 8, 2000 (subsequent to its year end of December 31, 1999) the Company entered into a purchase and employment agreement with Richard E. Surran of Scottsdale, Arizona for the exclusive world-wide rights and the underlying technology for an original device for the detection of plastic buried underground. Consideration was one million
(1,000,000) restricted shares of the Companys common stock and a payment of fifty thousand dollars ($50,000) no later than ninety days after the Company commences publicly trading on a recognized exchange or quotation service.
Under the terms of an employment contract executed on February 8, 2000, Mr. Surran is also to receive a monthly salary of six thousand dollars ($6,000) and a royalty of four percent (4%) of the gross sales of the device.

Originally developed to detect buried plastic pipes carrying natural gas, it became evident that there is another very valuable application of the technology: namely, the accurate safe detection of land mines.
There are literally millions of buried anti-personnel land mines all over the world. Some are placed currently; others remain from past hostilities. These land mines are almost all made from plastic. The Company and Mr. Surran believe that this detection technology can be utilized by a device the approximate size of a cigarette package - and at a price that would permit every foot soldier to have one as a part of his basic equipment. The detection and disarming of these buried hazards and the banning of further proliferation has been the subject of a high profile effort, previously headed up by the late Princess Diana, Duchess of Windsor.

A copy of the purchase and employment contracts with Mr. Surran are incorporated in this report by reference.

The Company continues to seek out other targets for acquisition or merger.

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


          1)   (    PM Management Systems, Inc.

     During the first two years of its
existence the Company attempted to establish a business of providing tools to support business process improvement projects. Business process improvement is the identification, analysis and streamlining of business operations for client companies. This could include, for example, simplifying and reducing costs for payroll processing.

In September, 1994 the Company acquired all of the ownership interests of Ad-A-Cab America, LLC, a Wyoming Limited Liability Company that held the exclusive North American marketing rights for a taxicab roof-top advertising system. Ad-A-Cab was not able to market its product and, consequently, did not generate any revenues. The officers of the company, established offices in Vancouver, B. C., Canada and Denver, Colorado. Neither of these offices were able to generate any revenues and after an expenditure of approximately two hundred thousand dollars, the directors determined to cease the Companys marketing efforts and to write off its investment.


     General Business Plan

     (1)  PM Management Systems, Inc.

     The Company has been engaged in the
business of providing specialized business consulting software to mid to large sized businesses (revenues in excess of $50million per year) and governmental agencies.

     The Company then attempted to establish a successful advertising business through its acquisition of ownership of Ad-A-Cab North
America LLC.

     During the past year, the Company has
received no revenues, has acquired one asset and continues to seek other opportunities to increase the value of the Company on behalf of all of the stockholders.

     Because the Company presently has little or no overhead or other material financial obligations, management of the Company believes that the Companys short term cash requirements can be satisfied. What little cash might be needed in the future could be supplied by the issuance of the Companys common stock or by loans from directors or shareholders.

 Item     2    Description of Property

     The Company acquired the exclusive rights to a plastic sniffing technology from Mr.
Robert E. Surran of Scottsdale, Arizona on
December 28, 1999 In exchange, Mr. Surran received one million restricted shares of the Companys common stock, a royalty of four percent on gross sales and an employment contract. Copies of the final acquisition contract and employment contract dated February
8, 2000 are incorporated into this report by reference.

Item 3    Legal Proceedings

     There are no legal proceedings in which
the Company is involved.

Item 4    Submission of Matters to a Vote of
Security Holders

     On December 1, 1999, the Company filed a
Proxy statement and solicitation with the
Securities and Exchange Commission and mailed
to the stockholders on December 21, 1999.  A
general meeting of stockholders was called for
January 10, 2000 to resolve the following:
`    a)   the election of three directors;


b) to confirm or deny the acquisition of new assets (plastic sniffing technology);

c) change of Company name to RF Technology, Inc;

d)   the increase of capitalization to
100,000,000 shares of common stock and
10,000,000 shares of preferred stock;

e)   a forward 3 to 1 split of the Companys
issued and outstanding shares.

     A copy of the Proxy Statement and
solicitation is incorporated into this report by reference.




                    PART II

Item 5    Market for Common Equity and Related
Stockholder Matters

     There is no public trading market for the Companys securities.

Item      6    Management Discussion and
Analysis or Plan of Operation

     Management is intent on the resurrection of the Company and establishing it as a viable and profitable entity. The acquisition of the plastic sniffing technology and the retention of Mr. R.E. Surran to continue with the development and refinement of all aspects of the technology is seen as the first step toward this goal. Several additional targets are being investigated and researched. No further acquisitions have been made to date.

     Managements Discussion and Analysis of
Financial Condition and Results of Operations.

     To date, the Company has been unsuccessful in its endeavors to establish a viable business. The officers and directors are currently supplying any funds needed for maintaining the Company in its present state through loans. These loans include supplying funds for audits, establishing a Transfer
Agent, acquiring a CUSIP number and preparing and filing necessary reports. Several sources of private funds have been identified.
Negotiations as to terms and conditions
continue.

     Liquidity and Capital Resources

     The Company is a development stage company and has not had any substantial revenues to date. The Company had no revenues during 1999.
The ability of the Registrant to achieve its operational goals will depend upon its ability to fund its present asset and identify and obtain a business or businesses that may be interested in combining operations through merger or takeover. Additional capital is needed to continue or expand its operations, but there is no assurance that such capital, in equity or debt form, will be available.

Results of Operations

     The Company is a development stage company which generated only limited amount of revenues during its first year of operation and none during the past year. The Company accumulated a deficit of approximately two hundred thousand dollars during 1995. Management decided at that time to suspend all previous business activities and look for new opportunities. One suitable target has presented itself up until now and the Registrant continues to seek a company or companies that may desire to join forces or to obtain other asset acquisitions.

Item 7    Financial Statements

     The audited Financial Statements for the fiscal year ended December 31, 1999 are attached hereto and incorporated herein by reference.

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


                   Part III

Item 9    Directors, Executive Officers,
Promoters and Control Persons;
          Compliance with Section 16(a) of the
Exchange Act

     The Directors and Executive Officers of
the registrant are as follows:

Name                                   Age
Position                     Period of Service


Anthony V. Feimann    59    Director & Secretary      09/94 to present
719 Eyremount Drive
West Vancouver, B. C.
V7S 2A3

On December 28, 1999, Edward D. Duncan and
Timothy Sewell resigned as director and
president and director and vice-president, respectively. Anthony Feimann, director and secretary remained as the companys sole director and office until the General Meeting of Stockholders called for January 10, 2000. A copy of the Proxy Statement and solicitation is incorporated into this report by reference.

     All of the Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and have qualified. There is no family relationship between and executive officer and director of the Company.

Business Experience.

 Anthony V. Feimann, age 59, is director and secretary of PM Management Systems, Inc.. Mr.
Feimann graduated with a Bachelor of Arts degree in econometrics from the University of British Columbia. Since 1975 Mr. Feimann has operated as a private consultant on accounting and finance issues for publicly held and privately owned companies.

Item 10   Executive Compensation

     During the year ended December 31, 1999, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

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
Beneficial Owners and Management


(a)       Security ownership of certain
beneficial owners

     The following table sets forth
information, as of December 31, 1999, of persons known to the Company as being the beneficial owner of over 5% of the Companys
Common Stock.



Title         Name and Address of       Amount
and Nature    Percent
of Class  Beneficial Owner    Of Beneficial
of
                         Ownership
Class

Common    Ronald Lambrecht    110,000 5.45


Common    Brian J. OShaughnessy     116,667      5.78








(b) Security Ownership of Management as of
December 31, 1999


Title              Name & Address of   Amount & Nature     Percent
of Class           Beneficial Owner                        Of
                                       Beneficial of       Class
                                       Ownership


Common   Anthony V. Feimann, Secretary (2)  15,000         .75
          719 Eyremount Drive
          West Vancouver, B. C. V7S 2A3

          (2) Less than five percent (5%)

Item 12   Certain Relationships and Related
Transactions

     None

Item 13   Exhibits and Reports for Form 8-K

      The Registrant filed a report on  Form 8-
K dated February 10, 2000, to report results and changes to the company resulting from the Meeting of Stockholders on January 10, 2000. A copy is incorporated into this report by reference.


                                         Page 6
                  SIGNATURES

     In Accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PM MANAGEMENT SYSTEMS, INC.



          By:     Anthony V. Feimann
      Date:     April 10, 2000 Anthony V.
        Feimann, Director and Secretary








                   EXHIBIT A








             FINANCIAL STATEMENTS








         P.M. MANAGEMENT SYSTEMS, INC.
(Formerly named Process Based Management, Inc)

         (A Development Stage Company)



                 AUDIT REPORTS

             FINANCIAL STATEMENTS








          December 31, 1999 and 1998








           Janet Loss, C.P.A., P.C.
          Certified Public Accountant
     1780 South Bellaire Street, Suite 500
            Denver, Colorado 80222






















         INDEX TO FINANCIAL STATEMENTS



          PM MANAGEMENT SYSTEMS, INC.
         (A development stage company)





               TABLE OF CONTENTS


ITEM
PAGE

Report of Certified Public Accountant
2

Balance Sheets, December 31, 1999 and 1998
3

Statements of Operations for the years ended
December 31, 1999 and 1998                        4

Statements of Stockholders' Equity, for the
years
Ended December 31,1999 and 1998
5

Statements of Cash Flows, for the years ended
December 31, 1999 and 1998                        6

Notes to Financial Statements
7

           Janet Loss, C.P.A., P.C.
          CERTIFIED PUBLIC ACCOUNTANT
    1780 South Bellaire Street, Suite 2100
            Denver, Colorado 80222
                 303 782-0878


Board of Directors
P.M. Management Systems, Inc.
(Formerly named Process Based Management, Inc.)
404 Scott Point Drive
Salt Spring Island, BC Canada V8K 2R2

I have audited the accompanying balance sheets of P.M. Management Systems, Inc. (a development stage company) as of December 31, 1999 and 1998 and the related Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 1999 and 1998.

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

In my opinion, the financial statements
referred to Above, present fairly, in all material respects, the financial position of P.M. Management Systems, Inc. (a development stage company) as of December 31, 1999 and 1998, and the results of is operations And its cash flow for the years ended December 31, 1999 and 1998.

S/S  Janet Loss, C.P.A., P.C.
Janet, Loss, C.P.A., P.C.

March 18, 2000




                       2
         P.M. MANAGEMENT SYSTEMS, INC.
         (A development stage company)

                BALANCE SHEETS
          DECEMBER 31, 1999 and 1998

                    ASSETS

                         1999           1998

TOTAL ASSETS:             0                   0


     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:        4,350                 0
(Due to a related party)

STOCKHOLDERS' EQUITY:
  Common Stock no par value per share,
  10,000,000 shares, issued and
  outstanding 2,020,000 shares.  74150       74150

  Preferred Stock, no par value,
  Authorized, Issued and Outstanding 1000     1000
SUBTOTAL:                      75150       75150

  Deficit accumulated during
  the development stage   (79350)
(75000)
Treasury Stock          (   150)      (   150)

TOTAL STOCKHOLDERS' EQUITY ( 4,350)    0

     TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY             0       0

The Accompanying notes are an integral part of
these financial statements
                       3

          PM MANAGEMENT SYSTEMS,INC.
         (A development stage company


           STATEMENTS 0F OPERATIONS
For the years ended December 31, 1999 and 1998
                       1999             1998


REVENUES:            0                0
OPERATING EXPENSES: (4350)           0
NET (LOSS):               ( 4,350)        0
NET (LOSS) PER COMMON SHARE:     N/A  N/A


WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING 2020000    2020000













The accompanying notes are an integral part of these financial statements.


                       4
         P.M. MANAGEMENT SYSTEMS, INC.
         (A development stage company)

      STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 1999 AND 1998


                                                 Deficit
         Number of Number of                          Accumulated
         Shares       Shares   Amount Amount treasury during the
         Common       Preferred     common Preferred Stock
Development Total

Balance
January 1,
1996     10000000  1000000     1999150 1000   (150)    (75000)
1925000

Cancellation
Of purchase
Of Ad-A-Cab
America, LLC
&cancellation
of 7,980,000
common shares
00.25
January 1996(7980000)   0     (1925000) 0                 0      0
(1925000)
Net loss
For the
Year ended
12/31/96   0       0          0        0        0          0         0
Balance
12/31/96       2020000  1000000      74150    1000        ( 150)
(75,000)  0

Net Loss
For year
Ended
12/31/97     0       0          0         0        0          0      0

Balance
12/31/97   2020000   1000000    74150   1000    (150)   (75,000) 0

Net Loss
For year
Ended
12/31/98    0        0           0         0        0         0      0
December 31,
1998      2020000  1000000        74150    1000   (150)    0         0
Net Loss for
the year ended
December 31,
1999       0         0           0         0         0        (4350) (4350)







December 31,
1999        2020000   1000000 74150   1000  (150)    (79350)  (4350)


The accompanying notes are an integral part of these financial statements

                       5
         P.M. MANAGEMENT SYSTEMS, INC
         (A development stage company)


           STATEMENTS OF CASH FLOWS

For the years ended December 31, 1999 and 1998




                         1999      1998


CASH PROVIDE BY (USED FOR)
OPERATING ACTIVITIES:

(LOSS) for the years ended    (4350)       0
Net increase in Accounts Payable  4350      0
  Net cash provided by
  Investing activities        0             0


  Net cash provided by
  Financing activities                  0     0



NET INCREASE IN CASH:                   0      0


Cash, beginning of the period:           0     0


Cash, end of the period                  0     0




The accompanying notes are an integral part of
these financial statements
                       6
         P.M. MANAGEMENT SYSTEMS, INC.
         (A development stage company)


         NOTES TO FINANCIAL STATEMENTS
          DECEMBER 31, 1999 and 1998


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

However, for business and economic reasons, the business venture was not successful.
Therefore, in January, 1996, the Company terminated its ownership interests in Ad-A-Cab
America LLC. The above-mentioned 7,980,000 that were issued September 5, 1994 were returned and cancelled by the Company.

The Company has been dormant since January, 1996 and has had no business activity.


NOTE 2 - RELATED PARTY TRANSACTION:
The Company maintains is office in space provided by the Company's Secretary pursuant to an oral agreement on a rent-free basis. A director of the Company advanced a total of $4,350 to pay office and filing expenses.


NOTE 3 - GOING CONCERN:
Since its formation, the Company has incurred losses of $79,350. These financial statements have been prepared on a going concern basis and do not reflect adjustments, which would be necessary, if the Company were unable to continue as a going concern.


NOTE 4 - CURRENCY EXCHANGE:

The financial statements are presented in
dollar amounts based on the United States
Currency Exchange.
7

Note 6 - Proxy Statement

On December 1, 1999 the Company submitted a
Proxy Statement and solicitation to the
Securities and Exchange Commission for review.
The Proxy Statement called for as General
Meeting of stockholders for January 10, 2000 and was mailed on December 21, 1999. In it the stockholders were asked to: elect three directors; endorse acquisition of new assets;
change the Companys name to RF Technology, Inc.; increase the authorized capital to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock and to authorize a 3 to 1 forward split of the issues and outstanding shares.

Note 7 - Subsequent Events

The General Meeting of Stockholders was held on January 10, 2000 and all resolutions put before the meeting were passed without opposition.
Anthony V. Feimann was re-elected to the board of directors and Ronald Lambrecht and Eberhard
Mueller were newly elected to the board, replacing Edward D. Duncan and Timothy Sewell who resigned as directors on December 28, 1999.
In a vote, called for but not included in the Proxy Statement, the Shares present in person or by proxy voted without dissension to cancel all preferred shares issued and outstanding.

At the January 10, 2000 General Meeting of
Stockholders, the acquisition of new technology to detect buried plastic (gas pipelines and land mines) was approved. One million restricted shares of the Companys common stock was issued to Robert E. Surran in exchange for exclusive rights to the technology. Mr. Surran is also to receive a four percent royalty on gross sales and a cash payment of $50,000 ninety days after the Company commences trading. Under a separate annually renewable
Employment Agreement, the Company committed to pay Mr. Surran $6,000 per month in salary to continue with the development and application of the technology.






EXHIBIT 2






PROXY STATEMENT DECEMBER 1, 1999





                PM MANAGEMENT SYSTEMS, INC.



              ANNUAL MEETING OF STOCKHOLDERS

                        JANUARY 10, 2000


                 NOTICE AND PROXY STATEMENT

          PM MANAGEMENT SYSTEMS, INC.

             404 Scott Point Drive
            Salt Spring Island, BC
                    V8K 2R2

               December 1, 1999


Dear PM Management Stockholder:

     I am pleased to invite you to the Annual
meeting of  Stockholders of PM Management
Systems, Inc.   The meeting  will be at 11:00
AM on Monday,  January  10, 2000 at 518 17th
Street, Suite 566, Denver, Colorado.

      At  the meeting you and other
stockholders will elect  three  directors to
the PM  Management  Board.  You  will  also
have an opportunity to  hear  of  the
successful revival of the Company after its
being, to all  intents and purposes, dormant
for the past three years.   You  will have the
opportunity to ask any questions that you might have. You will also receive the Companys audited financial statements for the year ending December 31, 1998 in the enclosed annual report as filed with the Securities and Exchange Commission in Washington, DC.

      You  will  also  be asked to  consider
several changes to the Companys structure, designed to make it more flexible and beneficial to you and the other stockholders.
We hope that you can join us on January 10th, 2000. Whether or not you can attend, please read the enclosed Proxy Statement. When you have done so, please mark your votes on the enclosed ballot or sign and date the proxy and return it to us in the enclosed envelope. Your vote is important, so please return your ballot or proxy promptly.


Sincerely,

S/S Anthony V. Feimann

Anthony V. Feimann
Secretary


                PM MANAGEMENT SYSTEMS, INC.
                     404 Scott Point Drive
              Salt Spring Island, BC V8K 2R2



      NOTICE OF ANNUAL MEETING OF STOCKHOLDERS
                To Be Held January 10, 2000


PM Management Systems, Inc. will hold its
Annual Meeting of Stockholders at 518 17th
Street, Suite 566, Denver, Colorado, on Monday,
January 10, 2000 at 11:00 AM.

We are holding this meeting:

     to elect three directors to serve until
the next annual meeting;

     to confirm or deny the acquisition of new
Company assets;

     to change the Company name;

     to increase the authorized capital of the Company from 10,000,000 Common Shares and
1,000,000 Preferred Shares to 100,000,000
Common Shares and 10,000,000 Preferred Shares, and

    to authorize a 3_1 forward split of the
Company's issued and outstanding shares of stock.

     Your Board of Directors has selected
January 3rd, 2000 as the record date for determining stockholders entitled to vote at the meeting.
A list of the stockholders on that date will be available for inspection at the law offices of Arthur J. Frost, 4225 W. Glendale Avenue,
Phoenix, Arizona, for seven days before the meeting.

     This Proxy Statement, proxy and the 1998
Annual
Report are being distributed on or about
December
15th, 1999.
     By Order of the Board of Directors

     /S/ ANTHONY V. FEIMANN

     Anthony V. Feimann, Secretary




TABLE OF CONTENTS


     GENERAL INFORMATION

     ELECTION OF DIRECTORS
          Nominees for Election for a One_Year
Term
          Ending with the 2000 Annual Meeting

     SPECIAL RESOLUTION TO CONFIRM ACQUISITION
     OF NEW ASSETS

     SPECIAL  RESOLUTION TO CHANGE COMPANY'S
NAME
          Information Concerning the Company's
Desire
     to Change its Name.

     SPECIAL RESOLUTION TO INCREASE AUTHORIZED
     CAPITAL
          Information Concerning the Companys
Desire
     to Increase its Capital Structure

SPECIAL RESOLUTION TO EFFECT A FORWARD SPLIT
OF THE COMPANY'S ISSUED AND OUTSTANDING SHARES.
          Information Concerning the Company's
Desire
          to Forward_split its Issued and
Outstanding
           Stock.

     STOCK OWNERSHIP
          Beneficial Ownership of Certain
Stockholders,
          Directors and Officers



 GENERAL  INFORMATION

Q: Who is soliciting my proxy?

A:  The Board of Directors of PM Management
Systems, Inc. is sending you this
 Proxy Statement for use at PMs Annual Meeting of Stockholders.


Q:  Who is paying for this solicitation?

A:   The Company will pay for the solicitation
of proxies. It is a responsibility of the Board of
Directors to do everything in their power to see that you, the stockholder is fully informed on the affairs of the Company and have every opportunity to exercise your right(s) as a holder of shares, to vote on all matters constituting a material change in the Company.

Q: Why didn't I get a Proxy Statement last year?

A:   The Company was dormant for the past three
years.  As you can see by the enclosed 10K
Annual report and the financial statements contained therein, no activity took place during 1996, 1997 and 1998. The Board of
Directors and several of the stockholders came to a decision to revive the Company and to look for a viable business opportunity into which the Company may choose to enter. This is in an attempt to salvage the Company and to perhaps assist in recovering some or all of the stockholders investment.

Q:  What am I voting on?

A:   The re_election of Anthony Feimann as a
director and the election of two new directors.

       Confirmation of the Company's
acquisition of new "plastic sniffing",
anti_landmine         technology.

       Changing the Company's name to RF
Technology, Inc.

       The increase of the Companys Authorized
Capital from 10,000,000 Common Shares and
1,000,000 Preferred Shares to 100,000,000
Common Shares and 10,000,00 Preferred Shares.

Q:   What is this new technology all about?

A:   A full description of the technology being
acquired (subject to shareholder approval) is
       included as an exhibit to this Proxy
Statement and Solicitation.

Q:   Why change the name of the Company?

A:    The new technology acquired by the
Company utilizes ultra sophisticated radio frequency
   technology to be able to detect plastic
substances buried underground. It is suggested that the
   interests of all shareholders would be
better served by having the name of the Company better
   reflect its main business purpose.

Q:  Why is the increase in the Companys
Authorized Capital necessary?

A:   Technically, this is not strictly
necessary.   The Company could continue to
exist and                  operate without this
measure being taken.  The Board of Directors is
of the opinion that this         change will be
beneficial should the Company find another
suitable business opportunity.          The
change will give the Company much more
flexibility and the Board feels that the Annual Meeting is an appropriate time for the stockholders to concur with these changes or decline to make them.

Q:  How will these changes affect the
stockholders?

A:   The proposed change will not have an
adverse affect on any stockholder. It should be made
       clear that the change in capitalization
is simply a change in the authorized capital.
Should an
       opportunity arise for a take_over of a
business situation or for the Company to obtain additional equity financing, the shares to do so would be readily available.

Q:  How do I vote?

A:   You may vote your shares either in person
or by proxy.  To vote by proxy, you should
mark,         date, sign and mail the enclosed
proxy in the prepaid envelope.  Giving your
proxy will not         affect your right to
vote your shares in person if you attend the
Annual Meeting by voting,         you
automatically revoke your proxy.  You may also
revoke your proxy at any time before
the voting by giving the Secretary written
notice of your revocation or by submitting a
later         dated proxy.  If you return the
proxy without marking a voting preference, the
individuals         named as proxies will vote
your shares FOR the resolutions put forth.

Q:  What constitutes a quorum?

A:   Voting can take place at the Annual
Meeting only if stockholders owning a majority
of the         voting power of the Common Stock
(that is a majority of the total number of
votes entitled to         be cast) and one
third of the total number of the shares
outstanding on the record date are
present in person or represented by effective
proxies.  If you do not vote your shares will
not         be considered as being present or
entitled to vote for any purpose. Directors and each of the resolutions require an affirmative vote of holders of a majority of the voting power present to be elected or passed and adopted.

Q: What happens if I withhold my vote for an individual director?

A:   Withheld votes are counted as "no" votes
for an individual director.

Q:  Can I vote on other matters?

A:   We do not expect any other matter(s) to
come before the meeting.  If any other matter
is
       presented at the Annual Meeting, your
signed proxy gives the individuals named as
proxy         authority to vote your shares.
This provision also covers nominations from the
floor at the         Annual Meeting.











ELECTION OF DIRECTORS

     At the Annual Meeting, you and other
stockholders will elect three individuals to serve as a director until the Annual Meeting held in the year 2000. One individual is currently a director of the Company, while two others are being nominated to serve for the first time.

     Those named as proxies will vote the
enclosed proxy for the election of all nominees unless you direct them to withhold your votes.
If any nominee becomes unable to serve as a director before the meeting (or decides not to serve), the individuals named as proxies may vote for a substitute. We recommend a vote FOR each nominee.

     Below are the names and ages of the
directors, the years they became directors, their principal occupations or employment for the past five years and certain of their other directorships.

Nominees for the Election for a one_year term ending with the 2001 Annual Meeting

     Anthony V. Feimann, age 56, has been a
director and Secretary of PM Management
Systems, Inc. since 1994.  Mr. Feimann
graduated with a Bachelor of Arts degree in econometrics from the University of British
Columbia. Since 1975 Mr. Feimann has operated as a private consultant on accounting and finance issues for publicly held and privately owned companies.

     Eberhard Mueller, age 63, has been
involved with mining and exploration projects for the past thirty_five years. Born in Germany and a Canadian citizen residing of British Columbia, Mr. Mueller has been instrumental in financing a large number of exploration projects using state_of_the_art scientific techniques. Hence his interest in RF technology. He currently serves on the Board of Directors of Regent Ventures Ltd. and
International Chargold Resources Ltd., public companies trading on the Canadian Venture
Exchange.

     Ronald T. Lambrecht, CPA, age 53, has
thirty_one years of extensive accounting, finance, real estate, sales and management experience. Mr. Lambrechts strong interpersonal skills with the ability to interface with all levels of personnel is exemplified in the success he has experienced in supervision, design, execution and completion of several projects in a professional and managerial environment.

Besides some twenty_nine years as a practicing
CPA, Mr. Lambrecht has many years as an
executive and consultant in the Oil and Gas business. He resides with his family, in Somers, Montana.









SPECIAL RESOLUTION TO ENDORSE ACQUISITION OF
NEW
TECHNOLOGY

The Board of Directors is recommending that the Company acquire a unique technology that was developed to locate buried natural gas pipelines. In refining this procedure, it was discovered that the process, which detects aura_like gaseous emissions from the buried plastic, could also detect buried anti_personnel land mines, which are primarily made of plastic. Using both infra_red and infra green rays to detect the presence of buried plastic, the detection device can be miniaturized to the approximate size of a package of cigarettes and be produced economically enough that it could easily be an inexpensive addition to each serviceman's standard field equipment.

The technology was acquired from Mr. Rick
Surran, of Scottsdale, Arizona for 2,000,000
(pre_split) shares of restricted common stock and a royalty of 4% on gross wholesale sales.

The potential of both the military and civilian application of this technology causes the Board to recommend a FOR vote.

RESOLVED:  THAT THE CONTRACT TO ACQUIRE ALL
RIGHTS
AND PATENTS TO THE "PLASTIC SNIFFING"
TECHNOLOGY FROM
MR. RICK SURRAN IN RETURN FOR THE ISSUANCE OF
2,000,000 PRE_SPLIT SHARES OF COMMON STOCK BE
CONFIRMED AND ENDORSED.


SPECIAL RESOLUTION TO CHANGE COMPANY'S NAME.

The anticipated acquisition of the new "plastic sniffing" technology and the Company's inclination to seek out related types of target acquisitions, indicates that a change may be appropriate in the Company's name to something relating to its business. The directors have selected the name: RF Technology Inc. We recommend a FOR vote on this resolution.

RESOLVED:  THAT THE BOARD OF DIRECTORS BE
AUTHORIZED
TO CHANGE THE NAME OF THE COMPANY TO RF
TECHNOLOGY
INC.


SPECIAL RESOLUTION TO INCREASE AUTHORIZED
CAPITAL

The Board of Directors, in an effort to make the Company as flexible as possible, should a desirable business opportunity present itself, have determined that the stockholders should also be asked to endorse a change in the capital structure.

At present, the Company is authorized to issue
10,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, of which some
2,017,000 shares of common are outstanding.
1000,000 shares of preferred stock is
outstanding.

Anticipating that the Company will be forced to issue a considerable amount of stock to acquire a business or businesses, not reorganizing the capital structure could well result in an inadequate amount of stock being available to cover any injection of equity capital that may be needed. For this reason the board is asking for this change.

Stockholders should be aware that this will make no difference in either the amount of shares owned or the percentage of ownership each stockholder holds. Naturally, should the Company acquire a suitable business opportunity, or the Company be successful in attracting a financing, or both, each stockholders percentage of ownership would be decreased. We recommend a vote FOR this resolution.

RESOLVED:  THAT THE COMPANYS BOARD OF DIRECTORS
BE
AUTHORIZED TO TAKE WHAT ACTION IS NECESSARY TO
INCREASE THE PRESENT AUTHORIZED CAPITAL OF PM
MANAGEMENT SYSTEMS, INC. TO 100,000,000 SHARES
OF
COMMON STOCK AND 10,000,000 SHARES OF PREFERRED
STOCK.


SPECIAL RESOLUTION TO EFFECT A 3_1 FORWARD
SPLIT IN
THE COMPANY'S ISSUED AND OUTSTANDING STOCK.

The Company's Board of Directors has determined that it would be prudent for the Company's issued and outstanding shares of stock should be forward split on a 3_to_1 basis. It is the Boards feeling that the increase, while probably resulting in a lower trading price should the Company have its shares listed for trading, will have the effect of increasing the shares available in the public float and making a more stable market for the Company's stock.
We recommend a vote FOR this resolution.

RESOLVED:  THAT THE BOARD OF DIRECTORS BE
AUTHORIZED
TO TAKE WHAT ACTION IS NECESSARY TO FORWARD
SPLIT THE
COMPANY'S ISSUED AND OUTSTANDING SHARES ON A
3_1
BASIS.



                   STOCK OWNERSHIP

Beneficial Ownership of Certain Stockholders,
Directors and Officers

This table shows as of January 1, 1999 (1) the beneficial owner of more than 5% of the common stock and the number of shares beneficially owned;
and (2)
the number of shares each director and officers owns and all shares owned by directors and officers as a group.


                                  Number of               Percent of
                                  Beneficially            Class
                                  Owned


STOCKHOLDERS
GAK Investments                         145,000             7.18
     Brian J. OShaughnessy              200,000             9.90
Schiltkampe Groepe, SA                  280,000             13.87
Lawson, Mathias and Vanderele,Inc. 188,000                  9.31
Kennedy Kerster                         130,000             6.44
Inge Wallace                            125,000             6.19

DIRECTORS AND OFFICERS
Anthony V. Feimann                  15,000                  0.75

DIRECTORS AND OFFICERS AS A GROUP   15,000           0.75




       Compensation of directors and officers

No director or officer has received any
compensation.



                                BALLOT


         PM MANAGEMENT SYSTEMS, INC. ANNUAL
                   MEETING,
                        JANUARY 10, 2000

Note:  Mark your Ballot For, Against or
Abstain. Any question left blank will be counted as a "For" vote.

ITEM 1.  ELECTION OF DIRECTORS

The following are nominated to serve as a director until the 2000 Annual Meeting:


FOR        AGAINST        ABSTAIN
Eberhard Mueller

Ronald T. Lambrecht
Anthony V. Feimann

ITEM  2.  CONFIRMATION OF COMPANY'S ACQUISITION
OF NEW ASSETS.

RESOLVED:  THAT THE CONTRACT TO ACQUIRE ALL
RIGHTS
AND PATENTS TO THE "PLASTIC SNIFFING"
TECHNOLOGY FROM RICHARD SURRAN IN RETURN FOR
THE ISSUANCE OF 2,000,000 SHARES OF COMMON
STOCK  BE CONFIRMED AND ENDORSED.

FOR  ________AGAINST__________ABSTAIN_______






ITEM 3.  CHANGE OF COMPANY NAME.

RESOLVED:  THAT THE BOARD OF DIRECTORS BE
AUTHORIZED
TO CHANGE THE NAME OF THE COMPANY TO RF
TECHNOLOGY
INC.

FOR ________AGAINST ________ABSTAIN ________





ITEM 4.  CHANGE IN CAPITALIZATION

RESOLVED:  THAT THE COMPANYS BOARD OF
DIRECTORS BE AUTHORIZED TO TAKE WHAT ACTION IS
NECESSARY TO INCREASE THE PRESENT AUTHORIZED
CAPITAL OF PM MANAGEMENT SYSTEMS, INC. TO
100,000,000 SHARES OF
COMMON STOCK AND 10,000,000 SHARES OF PREFERRED
STOCK.

FOR  ________AGAINST_________ABSTAIN________




ITEM 5.  FORWARD SPLIT IN COMPANY'S ISSUED AND
OUTSTANDING STOCK.

RESOLVED:  THAT THE BOARD OF DIRECTORS BE
AUTHORIZED TO TAKE WHAT ACTION IS NECESSARY TO
FORWARD SPLIT THE COMPANY'S ISSUED AND
OUTSTANDING SHARES ON A 3_1 BASIS.

FOR ________ AGAINST _________ABSTAIN ________













                     PROXY


Date: ____________, 2000

     The undersigned, the record owner
of______________shares of stock of PM

Management Systems, Inc.
authorizes______________________________to vote
the

aforementioned shares at the January 10, 2000
Annual Meeting of PM Management

Systems, Inc. to be held at 518 17th  Street,
Suite 566, Denver, CO at 11:00 AM.

My proxy is hereby instructed to (please mark one of the following):


a)        to vote my shares as indicated on the
     enclosed Ballot or

     (b)  to have the right  to vote for the
election of directors and on any other matters
          and on any other business that may
     properly come before the meeting.

      Signed:
     ___________________________








                   EXHIBIT 3







                   Form 8 K
















      SECURITIES  AND EXCHANGE COMMISSION
             Washington, DC 20549




                   FORM 8-K


Current Report Pursuant to Section 13 or 15(d)
                      of
      The Securities Exchange Act of 1934




Date of Report (Date of earliest event
reported)  January 10, 2000.




              RF TECHNOLOGY, INC.
    (Formerly PM Management Systems, Inc.)




Colorado            0-22678   84-1193941
(State or other               (Commission
(IRS Employer
jurisdiction of               File Number)
Identification No.)
incorporation)





     PO Box 2270, Kalispell, Montana 59903
   (Address of Principal Executive offices)








Registrants telephone number, including area code: (406) 257-1085

Item 1.  Changes in Control of Registrant

On January 10, 2000 at a special shareholders meeting, a quorum being present all votes present (either by proxy or in person): the following measures were carried:


          1)        Anthony Feimann the Companys
          Secretary and director was reelected for an additional term of one year;
          2)        Ronald Lambrecht and Eberhard Mueller
          were elected as directors and at a Board of Directors meeting held immediately after the election, were named President and Treasurer respectively; Mr. Feimann was re-appointed
          Secretary.
          3)        All issued and outstanding Preferred
          shares were cancelled without opposition

Item 2.  Acquisition or Disposition of Assets

Acquisition of the plastic sniffing technology was confirmed. Shareholders approved the issuance of 2,000,000 shares of pre-forward-split stock for this technology. Prior to the meeting, the acquisition was re-negotiated to 1,000,000 shares of post-forward-split stock plus a 4 percent royalty. (See exhibit A ).

Item 3.  Bankruptcy or receivership

Not Applicable.

Item 4.  Changes in Registrants Certifying
Public Accountant

Not Applicable.

Item 5.  Other Events

At the Special Meeting of Shareholders held
January 10, 2000, the stockholders authorized the change in capitalization of the Company from 10,000,000 common shares and 1,000,000 preferred shares authorized, to 100,000,000 million common and 10,000,000 preferred shares authorized;

A 3-1 forward split of the issued and
outstanding shares was authorized, from
2,020,000 shares of common stock to 6,060,000 shares issued and outstanding;

The name of the Company was changed to RF
Technology, Inc. and the mailing address of the Company was changed to: PO Box 2270, Kalispell
MT 59903.

Item 6.  Resignation of Registrants Directors

Resignations of Edward Duncan and Timothy
Sewell, dated Dec 28, 1999 were accepted.
(See Exhibit B)


Item 7.  Financial Statements and Exhibits

Exhibits A and B are attached to this filing for reference.

Item 8.  Change in Fiscal Year

Not Applicable.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed in its behalf by the undersigned, hereunto duly authorized.

Dated:  February 10, 2000               RF
Technology, Inc.


                         S/S___Ronald T.
Lambrecht
                         Ronald T. Lambrecht,
President








                   EXHIBIT A






       RF TECHNOLOGIES, INC./R.E. SURRAN

       PURCHASE AND EMPLOYMENT AGREEMENT


          PURCHASE AND SALE AGREEMENT

THIS AGREEMENT is made and entered into this 8th day of February, 2000 by and between RF
Technologies, Inc., a Colorado corporation
(herein RF or Purchaser), and R. E. Surran, an individual (herein Surran or Seller).
WHEREAS Surran has developed certain technology for manufacture of a radio-frequency device for locating plastic buried underground (the
Technology); and
WHEREAS RF desires to acquire the rights to the Technology in order to manufacture and market devices for locating plastic buried underground using the Technology (the Devices); and NOW THEREFORE, based on the terms and conditions outlined herein, Surran and RF agree to the following:

               1.             The Rights.  Surran agrees to
               sell the exclusive world-wide rights to the Technology and the exclusive world-wide rights to market the Device to RF for the Consideration, as herein defined.
2.        Consideration.
1.
                         a)   Shares.  RF
                         agrees to issue Surran
                         a certificate
                         evidencing ownership
                         of one million
                         (1,000,000) shares of
                         RF common stock (the
                         Shares).  Surran
                         acknowledges that the
                         Shares are subject to
                         Rule 144 and will bear
                         a legend restricting
                         their sale.

               b) Funds. RF agrees to pay Surran the amount of Fifty Thousand US Dollars (US $50,000) not later than ninety (90) days from the inception of trading of RF shares in the public market.



               2.             Royalty.  RF agrees to pay
               Surran a royalty of 4% of gross sales of the Device (the Royalty). The Royalty will be paid by the thirtieth day of the month following any sale of Device(s). The obligations of this Section 2 will survive the termination of any business or employment relationship between the parties.
               3. Employment Contract. RF agrees to enter into an employment contract with Surran for a term of one year, automatically renewable for additional one year terms absent written 30-day notice provided by either party to the other, for a salary of $6,000 per month plus reasonable expenses approved by RF. A copy of the employment contract is appended hereto as Exhibit A.
               4.             Obligations of Purchaser.
               Purchaser agrees to fund the marketing and manufacture of the Device for both military and civilian applications. Purchaser further agrees to use its best efforts to market the Device to both military and civilian buyers.
               5.             Sellers Obligations.  Seller
               agrees to provide to Purchaser all technical specifications, drawings, methodology and the like necessary for the manufacture of the Device. Seller agrees to assist Purchaser in designing and setting up the manufacture of the Device. Seller agrees to assist Purchaser in filing for a patent on the Device, which patent upon issuance shall be the property of Purchaser. Any design improvements, changes, adaptations, or the like made by Surran or by any employee of RF shall be the property of RF. A description of the Technology is appended hereto as Exhibit B.
               6.             Confidential Information.  RF
               and Surran are the owners of certain products, technology, information, customer lists, services, processes, financial information, pending or prospective transactions/proposals, operating and marketing plans and procedures, designs, product formulas, specifications, manufacturing methods, ideas, prototypes, software, patent, trademark and copyright applications or registrations and other similar data relating to each partys business which data is not publicly known and derives economic value from not being publicly known (collectively Confidential Information).
               Each party agrees that it will not use or disclose to third parties any Confidential Information it receives from the other, except as may be contemplated by this Agreement. Each party agrees that it will take all reasonable precautions to assure that no Confidential Information is conveyed to any officer, employee, agent, manufacturer, or other third party who does not have a need to know such Confidential Information. The obligations created by this Section 6 shall survive the termination of this Agreement or any business relationship between the parties. Any Confidential Information contained in any writing will be returned to the other party promptly upon written request, together with any reproductions thereof.
               7.             Breach of Agreement.  In the
               event of a material breach of this Agreement, the non-breaching party may provide written notice of such breach to the breaching party. Upon receipt, the breaching party shall have 30 days to correct such breach, after which the termination shall be effective if not so corrected.
               8. Notice. Any notice required or permitted to be given under this Agreement shall be in writing and sent by telecopy, personal delivery, or certified mail, return receipt requested, as follows:

If to RF: RF Technologies, Inc.
                    P. O. Box 2270
                    Kalispell MT 59903-2270
                    Fax: 406-752-5563

                    If to Surran:  R. E. Surran
                    9934 East Wood Drive
                    Scottsdale AZ 95260
                    Fax: 602-451-4459

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the date herein first above written.

                                   RF
Technologies, Inc.

By: S/S R.E. Surran                     By: S/S
Ronald T. Lambrecht
R.E. Surran    Ronald T. Lambrecht, President


                   EXHIBIT A
              EMPLOYMENT CONTRACT

     On February 8, 2000, RF TECHNOLOGIES,
INC., a Colorado corporation ("Employer"), and
RICHARD E. SURRAN (Employee") agree as
follows:
1. TERM. Employer hereby employs Employee and
Employee hereby accepts employment on the terms
and conditions hereinafter set forth. The term
of this Agreement shall commence on the date
hereof and shall terminate on February 7, 2001.
Unless written notice is given by either
Employee or Employer at least thirty (30) days
prior to the end of the term (including any
renewal pursuant to this sentence) this
Agreement shall automatically renew for
consecutive one (1) year periods. Said term may
be sooner terminated as hereinafter provided,
and if the term is so terminated, all
references herein to the term of this Agreement
shall mean the original term as so shortened,
except where the context otherwise requires.
2. DUTIES. Employee agrees to serve Employer as
head of Its "Don't Panic" division or in such
other capacities as may be requested from time
to time by the President of Employer. Employer
shall periodically prepare timetables of tasks
to be performed by Employee. During the term of
this Agreement, Employee will devote his full
time and exclusive attention to, and use his
best efforts to advance, the business and
welfare of Employer. During the term of this
Agreement, Employee will not engage in any
other employment activities for any direct or
indirect remuneration without the prior written
consent of Employer. Employee shall not be
required to relocate from Maricopa County,
Arizona, but agrees to undertake all reasonable
travel required by Employer to be conducted In
connection with the performance of his duties.
3. SALARY AND BENEFITS.
     3.1. Base Salary. During the term of this
Agreement Employer shall pay Employee a salary
at the rate of Seventy-Two Thousand Dollars
($72,000) per year, or such greater amount as
may be established by Employers President,
payable in appropriate installments to conform
with the regular payroll dates for salaried
personnel of Employer and subject to payroll
deductions as may be necessary or customary in
respect of such salaried personnel.
     3.2.  Incentive Compensation. In addition
to the base salary to which Employee is
entitled pursuant to Section 3.1, Employer will
pay to Employee additional compensation (a
"Bonus"), at the discretion of Employer's
President, in relation to the value of any
products, business opportunities or services
provided by Employee to Employer which exceed
the scope of this Agreement. It is the
expectation, although not the commitment, of
Employer and Employee, that his total
compensation will exceed One Hundred Thousand
Dollars ($100,000) per year.
     3.3. Vacations. Employee shall be entitled
to four (4) weeks of paid vacation in each year
during the term of this Agreement.
     3.4. Medical Insurance and Other Benefits.
During the term of this Agreement Employer
shall furnish Employee with the same medical
and hospital insurance, death, corporate
expense account, stock participation and other
benefits furnished to other executive employees
of Employer.  Employer agrees to provide
Employee with a term life insurance policy for
Key Man insurance payable to both Employer
and to Employees family.
4.  CONFIDENTIAL INFORMATION AND RESTRICTED
ACTIVITIES.
     4.1. Non-disclosure and Non-use Of
Confidential information. Employee acknowledges
that Employer continually develops Confidential
Information (as defined in Section 4.7), that
Employee may develop Confidential information
for Employer and that Employee may learn of
Confidential information during the course of
his employment. Employee will comply with
Employer's policies and procedures for
protecting Confidential Information and, except
as required by the nature of his duties,
Employee will never, directly or indirectly,
use or disclose any Confidential Information
without the prior written consent of Employer's
President. Employee understands that this
restriction will continue to apply after his
employment terminates.
     4.2. Use and Return of Property and
Documents. Employee will protect the integrity
of Confidential Information and keep
confidential all documents, customer lists,
records of research, proposals, reports
memoranda, computer software and programming,
financial information, and other materials
("Documents") including any copies thereof, in
which Confidential Information may be
contained. Employee will not copy any Documents
except as required by the nature of his duties.
Employee will not remove any Documents or
copies from Employer's premises unless
authorized by Employer's President. Employee
will return to Employer immediately after his
employment terminates all Documents and copies
and any other property of Employer then in his
possession or control.
     4.3. Assignments of Rights. Employee will
promptly and fully disclose all Company
Property (as defined in Section 4.7) to
Employer. Employee hereby assigns and agrees to
assign to Employer (or as otherwise directed by
Employer) his full right, title and interest to
all Company Property. Employee agrees to
execute any and all applications for domestic
and foreign patents, copyrights or other
proprietary rights and do such other acts
(including, among others, the execution and
delivery of instruments of further assurance or
confirmation) requested by Employer to assign
the Company Property to Employer and to permit
Employer to enforce any patents, copyrights or
other proprietary rights In the Company
Property. Employee will not charge Employer for
his time spent in complying with these
obligations. All copyrightable works that
Employee creates shall be considered works made
for hire. Employee acknowledges that he has
read and understands California Labor Code
Section 2870, which reads as follows:
   (a)  Any provision in an employment
        agreement which provides that an
        employee shall assign, or offer to
        assign, any of his or her rights in an
        invention to his or her employer shall
        not apply to an invention that the
        employee developed entirely on his or
        her own time without using the
        employer's equipment, supplies,
        facilities or trade secret information
        except for those inventions that
        either:
          (1) Relate at the time of conception
or reduction to practice of the invention to
the employers business, or actual or
demonstrably anticipated research or
development of the employer.
          (2) Result from any work performed by
the employee for the employer.
          (b) To the extent a provision in an
employment agreement purports to require an
employee to assign an invention otherwise
excluded the provision is against the public
policy of this state and is unenforceable.
Employee and Employer agree to be bound by the
terms of this California Labor Code Section
2870 as respects their rights to any invention.
Employee understands that his obligations under
this Agreement do not apply to an invention
which qualifies fully under the provisions of
Section 2870.
     4.4. Non-Recruitment. For a period of one
(1) year after his employment with Employer
terminates, Employee will not, and will not
assist anyone else to, hire any employee of
Employer or seek to persuade any employee of
Employer to discontinue employment or to become
employed in any business directly or indirectly
competitive with Employer's business, nor seek
to persuade any independent contractor or
supplier or Employer to discontinue its
relationship or violate any agreement with
Employer.
     4.5. Restricted Activities. Employee
agrees that some restrictions on his activities
during and after his employment are necessary
to protect the goodwill, Confidential
Information and other legitimate interests of
Employer. While Employee is employed by
Employer and for a period of one (1) year after
his employment terminates Employee will not
compete, directly or indirectly, with Employer
whether as an employee, consultant, agent,
partner, principal, investor or otherwise.
Specifically. but without limiting the
foregoing, Employee agrees not to engage in any
manner in any activity that is directly or
indirectly competitive or potentially
competitive with the business of Employer as
conducted at any time during his employment.
Restricted activity shall include accepting
employment or a consulting position with any
person who is, or at any time within one year
prior to Employee's termination has been, a
customer of Employer. For purposes of this
provision, the business shall include all
services offered by the Company in any manner.
The foregoing restrictions shall not prevent
Employee's owning one percent (1%) or less of
the equity securities of any publicly traded
company.
     4.6. Notification Requirement. Until three
(3) months after the period set forth in
Section 4.5, Employee will notify Employer in
writing of any change in his address and of
each new job or other business activity in
which he plans to engage, at least fifteen (15)
days prior to beginning such job or activity.
Such notice shall state the name and address of
any new employer and the nature of Employee's
position.
     4.7. Definition. For the purposes of this
Agreement, the following definitions shall
apply:
     Company Property shall mean developments,
methods of doing business, compositions, works,
concepts and ideas (whether or not patentable
or copyrightable or constituting trade secrets)
conceived, made, created, developed or reduced
to writing or practice by Employee (whether
alone or with others, and whether or not during
normal business hours or on or off Employer's
premises) during Employee's employment that
relate to either the services provided by,
business of, or any prospective activity of,
Employer known to Employee as a result of his
employment.
     Confidential Information shall mean any
and all Information of Employer that Is not
generally known in the radio frequency products
business or that is not generally known by
others with whom Employer does or plans to
compete or do business. Confidential
information includes, without limitation, such
information relating to (i) Employer's
development, research and marketing activities,
(ii) Employer's financial statements and
strategic plans, (iii) the identity and special
needs of Employer's customers and (iv) people
and organizations with whom Employer has
business relationships and those relationships.
Confidential information also includes such
information that Employer may receive or have
received belonging to customers or others who
do business with Employer and, except to the
extent disclosed by Employer on a non-
confidential basis, the Company Property.
     4.8. Remedies. Employee acknowledges that,
were he to breach the provisions of this
Section 4, the harm to Employer would be
irreparable. Employee therefore agrees that, in
addition to damages and attorneys' fees,
Employer shall be entitled to obtain (and
Employee will not contest) preliminary and
permanent injunctive relief against any such
breach, without having to post a bond.
5. EXPENSES. Employer will pay or reimburse
Employee for such reasonable travel,
entertainment or other expenses as he may incur
at the request of Employer during the term of
this Agreement In connection with the
performance of his duties hereunder. Employee
shall furnish Employer with such evidence that
such expenses were incurred as Employer may
from time to time reasonably require or
request.
6. PARTIAL DISABILITY OF EMPLOYEE. If Employee
becomes disabled by reason of illness or other
incapacity extending for a period of more than
twelve (12) consecutive weeks during which
Employee is unable to perform his duties
hereunder on a full-time basis but Is able to
perform his duties hereunder on a part-time
basis, all amounts otherwise payable to
Employee shall be proportionately reduced with
respect to the period commencing at the end of
said twelve (12) week period to reflect the
extent to which Employee's working time is
reduced below a level which would result in
Employee working one thousand eight hundred
(1,800) hours per year. In determining when
Employee becomes disabled, the same criteria
shall be applicable as are used in the
disability insurance policy Employer maintains
for its employees.
7. TERMINATION. This Agreement, and all
obligations of Employer to pay base salary,
Bonuses and benefits to Employee, shall
terminate on the first to occur of the
following:
     (a) The death of Employee;
     (b) The permanent disability of Employee
(which, for purposes hereof, shall have the
same meaning as In Employer's disability
insurance policy or, in the absence of such a
policy, the continuous loss of one-half () or
more of the time spent by Employee in the usual
daily performance of his duties as a result of
physical or mental illness for a period In
excess of ninety (90) consecutive days);
     (c) At such time, if any, as Employer
ceases to conduct business for any reason
whatsoever; or
     (d) At the election of Employer, for good
cause (as defined in Section 9).
8. GOOD CAUSE. The term good cause is defined
as any one or more of the following
occurrences:
     (a) Employee's breach of any of the
covenants contained in Section 4 of this
Agreement;
     (b) Employee's conviction by, or entry of
a plea of guilty or nolo contendere in a court
of competent and final jurisdiction for any
crime Involving moral turpitude or punishable
by imprisonment in the jurisdiction involved;
     (c) Employees commission of an act of
fraud, whether prior to or subsequent to the
date hereof upon Employer;
     (d) Employee's continuing failure or
refusal to perform his duties as required by
this Agreement (including the failure to
complete tasks in accordance with a reasonable
timetable presented to Employee as described in
Section 2), provided, that termination of
Employee's employment pursuant to this
paragraph (d) shall not constitute valid
termination for cause unless Employee shall
have first received written notice from the
President of Employer stating with specificity
the nature of such failure or refusal and
affording Employee at least ten (10) days to
correct the act or omission complained of;
     (e) Gross negligence, insubordination,
material violation by Employee of any duty of
loyalty to Employer or any other material
misconduct on the part of Employee, provided
that termination of Employee's employment
pursuant to this paragraph (e) shall not
constitute valid termination for cause unless
Employee shall have first received written
notice from the President of Employer stating
with specificity the nature of such failure or
refusal and affording Employee at least ten
(10) days to correct the act or omission
complained of; or
     (f) Employee's commission of any act which
Is detrimental to Employer's business or
goodwill.
9. MISCELLANEOUS.
     9.1. Modification and Waiver of Breach. No
waiver or modification of this Agreement shall
be binding unless it is in writing signed by
the parties hereto. No waiver of a breach
hereof shall be deemed to constitute a waiver
of a future breach, whether of a similar or
dissimilar nature.
     9.2. Assignment. The rights of Employer
under this Agreement may, without the consent
of Employee, be assigned by Employer, in its
sole and unfettered discretion (a) to any
person, firm, corporation, or other business
entity which at any time, whether by purchase,
merger, or otherwise, directly or indirectly,
acquires all or substantially all of the assets
or business of Employer, or (b) to any
subsidiary or affiliate of Employer, or any
transferee, whether by purchase, merger or
otherwise, which directly or indirectly
acquires all or substantially all of the assets
of Employer or such subsidiary or affiliate.
     9.3. Notices. All notices and other
communications required or permitted under this
Agreement shall be in writing, served
personally on, or mailed by certified or
registered United States mail to, the party to
be charged with receipt thereof. Notices and
other communications served by mail shall be
deemed given hereunder 72 hours after deposit
of such notice or communication in the United
States Post Office as certified or registered
mail with postage prepaid and duly addressed to
whom such notice or communication is to be
given, in the case of (a) Employer, to: RF
Technologies, Inc., P. O. Box 2270, Kalispell,
MT 59903-2270; or (b) Employee, to: Richard E.
Surran, 9934 East Wood Drive, Scottsdale,
Arizona, 88260. Any such party may change said
party's address for purposes of this Section by
giving to the party intended to be bound
thereby, in the manner provided herein, a
written notice of such change.
     9.4. Counterparts. This instrument may be
executed In one or more counter-parts, each of
which shall be deemed an original, but all of
which together shall constitute one and the
same Agreement.
     9.5. Construction of Agreement. This
Agreement shall be construed in accordance
with, and governed by, the laws of the State of
Colorado applicable to agreements executed and
to be performed in Colorado.
     9.6. Complete Agreement. This Agreement
contains the entire agreement between the
parties hereto with respect to the transactions
contemplated by this Agreement and supersedes
all previous oral and written and all
contemporaneous oral negotiations, commitments,
writings, and understandings.
     9.7. Non-Transferability of Interest. None
of the rights of Employee to receive any form
of compensation payable pursuant to this
Agreement shall be assignable or transferable
except through a testamentary disposition or by
the laws of descent and distribution upon the
death of Employee. Any attempted assignment,
transfer, conveyance, or other disposition
(other than as aforesaid) of any interest in
the rights of Employee to receive any form of
compensation to be made by Employer pursuant to
this Agreement shall be void.
     9.8. Legal Fees. If any legal action,
arbitration or other proceeding is brought for
the enforcement of this Agreement, or because
of any alleged dispute, breach, default or
misrepresentation in connection with this
Agreement, the successful or prevailing party
shall be entitled to recover reasonable
attorneys' fees and other costs it Incurred in
that action or proceeding, in addition to any
other relief to which it may be entitled.
     IN WITNESS WHEREOF, the undersigned have
executed this Agreement on the day and year
first above written.
EMPLOYEE:                          EMPLOYER:
                                   RF
TECHNOLOGIES, INC.
     S/S Richard E. Surran              S/S
Ronald T. Lambrecht
     Richard E. Surran                  Ronald
     T. Lambrecht, President












                   EXHIBIT B



            DIRECTORS' RESIGNATIONS


                                   December 28,
1999

Board of Directors
PM Management Systems, Inc.
404 Scott Point Drive
Salt Spring Island, BC V8K 2R2

Sirs:

I hereby tender my resignation as a director and officer of PM Management Systems, Inc.

Thank You.

Yours Truly,



S/S Edward D. Duncan
Edward D. Duncan





                                   December 28,
1999

Board of Directors
PM Management Systems, Inc.
404 Scott Point Drive
Salt Spring Island, BC V8K 2R2

Sirs:

I hereby tender my resignation as a director and officer of PM Management Systems, Inc.

Thank You.

Yours Truly,



S/S Timothy Sewell
Timothy Sewell