Form 10QSB
period 2000-03-31
RF TECHNOLOGY INC
filed 2000-06-02
CIK 910415

United States
          Securities and Exchange Commission
                 Washington, DC 20549

                      FORM 10Q SB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

 [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF
                          THE
                     EXCHANGE ACT

          Commission file Number 0 - 22678

                  RF TECHNOLOGY, INC.
          Exact name of small business issuer
              As specified in its charter

Colorado                          84 -1193941
(State or other jurisdiction of   I.R.S. Employer
incorporation or organization     Identification No.


       610 9th Street East, Kalispell, MT 59903
                      (Address of principal executive
                        office)

                    (406) 752-5533
               Issuer's telephone number


  PM Management Systems, Inc., 404 Scott Point Drive,
            Salt Spring Island, BC V8K 2R2
(Former name, former address and former fiscal year, if
              changed since last  report)


   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
        PROCEEDINGS DURING THE PAST FIVE YEARS

 Check whether the registrant filed all documents and
                   reports required
To be filed by Section 12, 13 or 15 (d) of the Exchange
             Act after the distribution of
Securities under a plan confirmed by a court.  Yes ____
                        No ____

         APPLICABLE ONLY TO CORPORATE ISSUERS
 State the number of shares outstanding of each of the
                       Issuer's
    common equity as of the last practicable date:
                   7,060,000 shares

 Transitional Small Business Disclosure Format (check
                one)  Yes ___  No    X



                        PART I

                 FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited financial statements for the quarter ended March 31, 2000 are attached hereto as Exhibit A

Item 2. Managements Discussion and Analysis or Plan of Operation.

     (a)  Plan of Operation.

RF Technology, Inc. (formerly PM Management Systems,
Inc.) executed a contract with Mr. R. E. Surran, of Scottsdale Arizona, to acquire the exclusive world-wide rights to a plastic sniffing device used to locate buried plastic. This device was developed initially to locate buried plastic natural gas lines. It is currently being refined and configured to locating buried anti-personnel land mines. A copy of the purchase agreement and an employment agreement is contained in the Form 8K dated February 10, 2000 and incorporated into this document by reference as Exhibit
B.

Management plans to continue the development of this product and to continue to seek other products and companies, in an effort to increase the Company=s asset base and improve shareholder value.

Several financing sources are being investigated, including financings requiring the Company to file a Registration Statement with the Securities and Exchange
Commission. No commitments have been received as of this date.

The Registrant was, in effect, a dormant concern for the past five years. Present management has successfully revived the Company and is intent on building a strong and viable business.


     (b)  Managements discussion and analysis of
          Financial Condition and Results of
          Operations.

Liquidity and Capital Resources

The Registrant is a development stage company and has not had any revenues for the past year. A shareholder of the Company advanced $20,000 in May, 1999 to pay consulting, filing and accounting fees and working capital.




                        PART II

                   OTHER INFORMATION

Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     On January 10, 2000 a General Meeting of
     Stockholders endorsed a management proposal to forward split the Companys common stock on a 3-1 basis. The stockholders also voted to cancel 1000 shares of preferred stock. The complete Proxy
     Statement and Solicitation and the results of the meeting are contained in the Form 8K incorporated into this document by reference as Exhibit C.

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Securities
          Holders

     On December 1, 1999, management submitted a Proxy
     Statement and Solicitation and  notice of a
     General Meeting of Stockholders to the Securities
     and Exchange Commission for review.  The Proxy
     Statement was mailed to stockholders on December
     21, 1999 for the meeting to be held January 10,
     2000.  In that Proxy Solicitation, the following
     items were put before the stockholders:
          a) the election of three directors (one
          incumbent and two new);
          b) endorsement of the acquisition of new
          assets;
          c) change of the Companys name to RF
          Technology, Inc.;
          d) increase of the authorized capital to
          100,000 shares of common stock      and
          10,000,000 shares of preferred stock.; and
          e) forward split of the issued and
          outstanding stock on a 3-1 basis.

     All motions were carried without opposition. See
     Exhibit C.

Item 5.   Other Information

     None

Item 6.                            Exhibits and Reports
                                   on Form 8K

     On January 10, 2000 the Company filed a Form 8K recording all of the above events. A copy of this Form
8K is incorporation into this document by reference as Exhibit C.

                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              RF TECHNOLOGY, INC.


     Dated May 10, 2000                 /S/ Ronald
                              Lambrecht
                              Ronald Lambrecht,
                              President and Director







                       EXHIBIT A






                 FINANCIAL  STATEMENTS
                  RF TECHNOLOGY, INC.
        (Formerly PM Management Systems, Inc.)








                 FINANCIAL STATEMENTS
       For the three months ended March 31, 2000


                  RF TECHNOLOGY, INC.
        (Formerly PM Management Systems, Inc.)
             (A development stage company)

                    BALANCE SHEETS
             AS AT MARCH 31, 2000 AND 1999




                        ASSETS


                                        2000            1999
CURRENT ASSETS

    CASH                                6,382           0

FIXED ASSETS

    EQUIPMENT                           200               0

QTHER ASSETS

    RIGHTS, TITLE TO PLASTIC
    SNIFFING TECHNOLOGY                 20,000             0


TOTAL ASSETS                            26,582              0












                  RF TECHNOLOGY, INC.
        (Formerly PM Management Systems, Inc.)
             (A development stage company)

                    BALANCE SHEETS
             AS AT MARCH 31, 2000 AND 1999

LIABILITIES AND STOCKHOLDERS' EQUITY




                                     2000          1999

CURRENT LIABILITIES:
  Due to a related party             24,350        0

STOCKHOLDERS' EQUITY:
  Common Stock no par value per share,
  Authorized shares,
  Issued and outstanding 7,060,000
  and 2,020,000                      94,150        74,150

  Preferred Stock, no par value,
  Authorized, Issued and Outstanding
  O and 1,000,000                    0             1,000

     SUBTOTAL:                       94,150        75,150

  Deficit accumulated during
  the development stage              (91,768)      (75,000)

  Treasury Stock                     (   150)      ( 150)


TOTAL STOCKHOLDERS' EQUITY           2,232         0


TOTAL LIABILITIES AND
STOCKHOLDERS= EQUITY                 26,582         0






                  RF TECHNOLOGY, INC.
       (Formerly P.M. Management Systems, Inc.)
             (A development stage company)


               STATEMENTS 0F OPERATIONS
  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                 2000          1999


REVENUES:                        0             0


OPERATING EXPENSES:              ( 13,418)     0


OTHER INCOME:
   CANCELLATION OF 1,000,000
   PREFERRED SHARES              1,000              0


NET (LOSS) FOR THE PERIOD        (12,418)             0


NET (LOSS) PER COMMON SHARE:      N/A                  N/A


WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING            7,060,000     2,020,000








                                            RF TECHNOLOGY,
                         INC.
        (FORMERLY pm Management Systems, Inc.)
             (A development stage company)


               STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                     2000      1999


CASH PROVIDE BY (USED FOR)

OPERATING ACTIVITIES:

   (LOSS) for the period                            (12,418)   0
    Net increase in Accounts Payable                20,000     0
                                                    7,582      0

NET CASH PROVIDED BY
FINANCING ACTIVITIES:

    Issuance of common stock                        20,000     0
    Cancellation of preferred stock                 1,000      0
                                                    19,000     0

NET CASH USED FOR
INVESTING ACTIVITIES:

    Purchase of equipment                           (200)      0
    Purchase of technology                          (20,000)   0
                                                    20200      0


NET INCREASE IN CASH:                               6,382      0
CASH beginning of the period:                       0          0

CASH, end of the period                             6,382      0



                  RF TECHNOLOGY, INC.
        (Formerly PM Management Systems, Inc.)
             (A development stage company)

          STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999




                                                                 Deficit
                                                                    Accumulated
               Number of   Number of                                During The
               Shares        Share   Amount     Amount    Treasury  Development
               common     Preferred  Common     Preferred Stock     Stage        Total

Balance
January 1,
1996           10000000   1000000    1999150    1000      (150)     (75000)      1925000

Cancellation
Of purchase
Of Ad-A-Cab
America, LLC
&cancellation
of 7,980,000
common shares
25
January 1996  (7980000)   0          (1925000)   0           0       0           (1925000)

Net Loss
For the
Year ended
12/31/96      0           0          0           0            0       0          0


Balance
12/31/96      2020000     1000000    74150       1,000        (150)   (75000)    0

Net Loss
For year
Ended
12/31/97      0           0          0           0            0        0         0

Balance
12/31/97      2020000     1000000    74150       1000         ( 150)   (75000)   0

Net Loss
For year
Ended
12/31/98      0           0          0           0            0         0        0


December 31,
1998          2020000     1000000    74,150      1,000        (150)     (75,000) 0

Net Loss for
the year
ended 1999    0           0          0           0             0         (4,350) (4,350)

December 31,
1999
Carried
Forward       2020000     1000000    74,150      1,000         (150)    (79,350) (4,350)




                  RF TECHNOLOGY, INC.
        (Formerly PM Management Systems, Inc.)
             (A development stage company)

          STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999




                                                                  Deficit
                                                                  Accumulated
               Number of  Number of                               During The
               Shares     Share      Amount  Amount     Treasury  Development
               Common     Preferred  Common  Preferred  Stock     Stage          Total

December 31,
1999 Brought
Forward        2020000    1000000    74150   1,000      (150)          (79,350)  (4,350)

3 for 1
Stock
Split          7060000    0          0       0          0              0         0

Cancellation
Of Preferred
Shares         0          (1000000)  0       (1000)     0              0         (1,000)

Stock Issued
For Techno-
logy           1000000    0          20000   0          0              0         20000

Net Loss
For The
Period         0          0          0       0          0              (12,418)  (12,418)

Balances,
March 31,
2000           7060000    0          94150   0          (150)          (91,768)  2,232












                       EXHIBIT B





         ACQUISITION AND EMPLOYMENT AGREEMENT

                     R. E. SURRAN


















 PURCHASE AND SALE AGREEMENT

     THIS AGREEMENT is made and entered into this 8th day of February, 2000 by and between RF Technologies, Inc., a Colorado corporation (herein ARF or
A Purchaser, and R. E. Surran, an individual (herein
Surran or Seller).

     WHEREAS Surran has developed certain technology for manufacture of a radio-frequency device for locating plastic buried underground (the Technology);
and

     WHEREAS RF desires to acquire the rights to the Technology in order to manufacture and market devices for locating plastic buried underground using the Technology (the ADevices@); and

     WHEREAS RF is in the process of filing an information statement on Form 10 with the US Securities
& Exchange Commission with the intention of becoming a publicly traded company on the NASDAQ Electronic
Bulletin Board;

     NOW THEREFORE, based on the terms and conditions outlined herein, Surran and RF agree to the following:

The Rights. Surran agrees to sell the exclusive world-wide rights to the Technology and the exclusive world-wide rights to market the Device to RF for the Consideration, as herein defined.

     1.   Consideration.

1) Shares. RF agrees to issue Surran a certificate evidencing ownership of one million (1,000,000) shares of RF common stock (the Shares). Surran acknowledges that the Shares are subject to Rule 144 and will bear a legend restricting their sale.

2) Funds. RF agrees to pay Surran the amount of Fifty Thousand US Dollars (US $50,000) not later than ninety (90) days from the inception of trading of RF shares in the public market.
     2. Royalty. RF agrees to pay Surran a royalty of 4% of gross sales of the Device (the Royalty). The
     Royalty will be paid by the thirtieth day of the month following any sale of Device(s). The obligations of this Section 2 will survive the termination of any business or employment relationship between the parties.

3. Employment Contract. RF agrees to enter into an employment contract with Surran for a term of one year, automatically renewable for additional one year terms absent written 30-day notice provided by either party
to the other, for a salary of $6,000 per month plus reasonable expenses approved by RF. A copy of the employment contract is appended hereto as Exhibit AA.
4.   Obligations of Purchaser.  Purchaser agrees to
fund the marketing and manufacture of the Device for
both military and civilian applications.  Purchaser
further agrees to use its best efforts to market the
Device to both military and civilian buyers.
5. Sellers Obligations. Seller agrees to provide to Purchaser all technical specifications, drawings, methodology and the like necessary for the manufacture of the Device. Seller agrees to assist Purchaser in designing and setting up the manufacture of the Device. Seller agrees to assist Purchaser in filing for a patent on the Device, which patent upon issuance shall
be the property of Purchaser. Any design improvements, changes, adaptations, or the like made by Surran or by any employee of RF shall be the property of RF. A description of the Technology is appended hereto as
Exhibit AB@.
     1.   6.   Confidential Information.  RF and Surran are
     the owners of certain products, technology, information, customer lists, services, processes, financial information, pending or prospective transactions/proposals, operating and marketing plans and procedures, designs, product formulas, specifications, manufacturing methods, ideas, prototypes, software, patent, trademark and copyright applications or registrations and other similar data relating to each party=s business which data is not publicly known and derives economic value from not being publicly known (collectively Confidential Information). Each party agrees that it will not use or disclose to third parties any Confidential Information it receives from the other, except as may be contemplated by this Agreement. Each party agrees that it will take all reasonable precautions to assure that no Confidential Information is conveyed to any officer, employee, agent, manufacturer, or other third party who does not have a need to know such Confidential Information. The obligations created by this Section 6 shall survive the termination of this Agreement or any business relationship between the parties. Any Confidential Information contained in any writing will be returned to the other party promptly upon written request, together with any reproductions thereof.

7. Breach of Agreement. In the event of a material breach of this Agreement, the non-breaching party may provide written notice of such breach to the breaching party. Upon receipt, the breaching party shall have 30 days to correct such breach, after which the termination shall be effective if not so corrected.
8. Notice. Any notice required or permitted to be given under this Agreement shall be in writing and sent by telecopy, personal delivery, or certified mail, return receipt requested, as follows:
     If to RF:RF Technologies, Inc.
     P. O. Box 2270
     Kalispell MT 59903-2270
     Fax: 406-752-5563

     If to Surran:R. E. Surran
     9934 East Wood Drive
     Scottsdale AZ 95260
     Fax: 602-451-4459

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the date herein first above written.

RF Technologies, Inc.


By: S/S R.E. SurranBy: S/S Ronald T. Lambrecht
  R.E. SurranRonald T. Lambrecht, President
                     EXHIBIT A
                EMPLOYMENT CONTRACT

On February 8, 2000, RF TECHNOLOGIES, INC., a Colorado corporation ("Employer"), and RICHARD E. SURRAN
(AEmployee") agree as follows:

1. TERM. Employer hereby employs Employee and Employee hereby accepts employment on the terms and conditions hereinafter set forth. The term of this Agreement shalL commence on the date hereof and shall terminate on _____________, 2001. Unless written notice is given by either Employee or Employer at least thirty (30) days prior to the end of the term (including any renewal pursuant to this sentence) this Agreement shall automatically renew for consecutive one (1) year periods. Said term may be sooner terminated as hereinafter provided, and if the term is so terminated, all references herein to the term of this Agreement shall mean the original term as so shortened, except where the context otherwise requires.

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

3. SALARY AND BENEFITS.

3.1. Base Salary. During the term of this Agreement
Employer shall pay Employee a salary at the rate of Seventy-Two Thousand Dollars ($72,000) per year, or such greater amount as may be established by Employer=s
President, payable in appropriate installments to conform with the regular payroll dates for salaried personnel of Employer and subject to payroll deductions as may be necessary or customary in respect of such salaried personnel.

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

3.4. Medical Insurance and Other Benefits. During the term of this Agreement Employer shall furnish Employee with the same medical and hospital insurance, death, corporate expense account, stock participation and other benefits furnished to other executive employees of Employer. Employer agrees to provide Employee with a term life insurance policy for AKey Man@ insurance payable to both Employer and to Employee=s family.

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

Confidential Information shall mean any and all Information of Employer that Is not generally known in the radio frequency products business or that is not generally known by others with whom Employer does or plans to compete or do business. Confidential information includes, without limitation, such information relating to (i) Employer's development, research and marketing activities, (ii) Employer's financial statements and strategic plans, (iii) the identity and special needs of Employer's customers and
(iv) people and organizations with whom Employer has business relationships and those relationships.
Confidential information also includes such information that Employer may receive or have received belonging to customers or others who do business with Employer and, except to the extent disclosed by Employer on a nonconfidentlal basis, the Company Property.

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

7. PARTIAL DISABILITY OF EMPLOYEE. If Employee becomes disabled by reason of illness or other incapacity extending for a period of more than twelve (12) consecutive weeks during which Employee is unable to perform his duties hereunder on a full-time basis but Is able to perform his duties hereunder on a part-time basis, all amounts otherwise payable to Employee shall be proportionately reduced with respect to the period commencing at the end of said twelve (12) week period to reflect the extent to which Employee's working time is reduced below a level which would result in Employee working one thousand eight hundred (1,800) hours per year. In determining when Employee becomes disabled, the same criteria shall be applicable as are used in the disability insurance policy Employer maintains for its employees.

8. TERMINATION. This Agreement, and all obligations of Employer to pay base salary, Bonuses and benefits to Employee, shall terminate on the first to occur of the following:

(a) The death of Employee;

(b) The permanent disability of Employee (which, for purposes hereof, shall have the same meaning as In
Employer's disability insurance policy or, in the absence of such a policy, the continuous loss of one-half (1/2) or more of the time spent by Employee in the usual daily performance of his duties as a result of physical or mental illness for a period In excess of ninety (90) consecutive days);

(c) At such time, if any, as Employer ceases to conduct business for any reason whatsoever; or

(d) At the election of Employer, for good cause (as defined in Section 9).

9. GOOD CAUSE. The term good cause is defined as any one or more of the following occurrences:

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

(d) Employee's continuing failure or refusal to perform his duties as required by this Agreement (including the failure to complete tasks in accordance with a reasonable timetable presented to Employee as described in Section 2), provided, that termination of Employee's employment pursuant to this paragraph (d) shall not constitute valid termination for cause unless Employee shall have first received written notice from the President of Empioyer stating with specificity the nature of such failure or refusal and affording
Employee at least ten (10) days to correct the act or omission complained of;

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

10. MISCELLANEOUS.

10.1. Modification and Waiver of Breach. No waiver or modification of this Agreement shall be binding unless it is in writing signed by the parties hereto. No waiver of a breach hereof shall be deemed to constitute a waiver of a future breach, whether of a similar or dissimilar nature.

10.2. Assignment. The rights of Employer under this Agreement may, without the consent of Employee, be assigned by Employer, in its sole and unfettered discretion (a) to any person, firm, corporation, or other business entity which at any time, whether by purchase, merger, or otherwise, directly or indirectly, acquires all or substantially all of the assets or business of Employer, or (b) to any subsidiary or affiliate of Employer, or any transferee, whether by purchase, merger or otherwise, which directly or indirectly acquires all or substantially all of the assets of Employer or such subsidiary or affiliate.

10.3. Notices. All notices and other communications required or permitted under this Agreement shall be in writing, served personally on, or mailed by certified or registered United States mail to, the party to be charged with receipt thereof. Notices and other communications served by mail shall be deemed given hereunder 72 hours after deposit of such notice or communication in the United States Post Office as certified or registered mail with postage prepaid and duly addressed to whom such notice or communication is to be given, in the case of (a) Employer, to: RF
Technologies, Inc., P. O. Box 2270, Kalispell, MT 59903-
2270; or (b) Employee, to: Richard E. Surran, 9934 East
Wood Drive, Scottsdale, Arizona, 88260. Any such party may change said party's address for purposes of this Section by giving to the party intended to be bound thereby, in the manner provided herein, a written notice of such change.

10.4. Counterparts. This instrument may be executed In one or more counter-parts, each of which shall be deemed an original, but all of which together shall constitute one and the same Agreement.

10.5. Construction of Agreement. This Agreement shall be construed in accordance with, and governed by, the laws of the State of Colorado applicable to agreements executed and to be performed in Colorado.

10.6. Complete Agreement. This Agreement contains the entire agreement between the parties hereto wIth respect to the transactions contemplated by this Agreement and supersedes all previous oral and written and all contemporaneous oral negotiations, commitments, writings, and understandings.

10.7. Non-Transferability of Interest. None of the rights of Employee to receive any form of compensation payable pursuant to this Agreement shall be assignable or transferable except through a testamentary disposition or by the laws of descent and distribution upon the death of Employee. Any attempted assignment, transfer, conveyance, or other disposition (other than as aforesaid) of any interest in the rights of Employee to receive any form of compensation to be made by Employer pursuant to this Agreement shall be void.

10.8. Legal Fees. If any legal action, arbitration or other proceeding is brought for the enforcement of this Agreement, or because of any alleged dispute, breach, default or misrepresentation in connection with this Agreement, the successful or prevailing party shall be entitled to recover reasonable attorneys' fees and other costs it Incurred in that action or proceeding, in addition to any other relief to which it may be entitled.

IN WITNESS WHEREOF, the undersigned have executed this Agreement on the day and year first above written.



EMPLOYEE: EMPLOYER:

RF TECHNOLOGIES, INC.


/S/ RICHARD E. SURRANBy: /S/ RONALD LAMBRECHT
Richard E. Surran   Ronald Lambrecht, President
      _____________________________

















                       EXHIBIT C





                        FORM 8K

















                   SECURITIES  AND EXCHANGE COMMISSION
                 Washington, DC 20549




                       FORM 8-K


   Current Report Pursuant to Section 13 or 15(d) of
          The Securities Exchange Act of 1934




Date of Report (Date of earliest event reported)  January 10, 2000.




                  RF TECHNOLOGY, INC.
        (Formerly PM Management Systems, Inc.)


Colorado                         84 - 1193941       000 -22678
(State or other jurisdiction of  IRS employee       Commission File
incorporation or organization    Identification     No.
                                 No.




     PO Box 2270, Kalispell, Montana 59903
     (Address of Principal Executive offices)








     Registrant=s telephone number, including area code: (406) 257-1085

     Item 1.  Changes in Control of Registrant

     On January 10, 2000 at a special shareholders= meeting, a quorum being present all votes present
(either by proxy or in person): the following measures were carried:

     9) Anthony Feimann the Company=s Secretary and director was reelected for an additional term of one year;
10) Ronald Lambrecht and Eberhard Mueller were elected as directors and at a Board of Directors meeting held immediately after the election, were named President and Treasurer respectively; Mr. Feimann was re-appointed Secretary.
11) All issued and outstanding Preferred shares were cancelled without opposition

     Item 2.  Acquisition or Disposition of Assets

     Acquisition of the plastic sniffing technology was confirmed. Shareholders approved the issuance of 2,000,000 shares of pre-forward-split stock for this technology. Prior to the meeting, the acquisition was re-negotiated to 1,000,000 shares of post-forward-split stock plus a 4 percent royalty. (See exhibit A ).

     Item 3.  Bankruptcy or receivership

     Not Applicable.

     Item 4.  Changes in Registrant=s Certifying Public
Accountant

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

     Item 6.  Resignation of Registrant=s Directors

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

     Dated:  February 10, 2000RF Technology, Inc.


     S/S___Ronald T. Lambrecht
     Ronald T. Lambrecht, President







                       EXHIBIT A






           RF TECHNOLOGIES, INC./R.E. SURRAN

           PURCHASE AND EMPLOYMENT AGREEMENT

              PURCHASE AND SALE AGREEMENT

     THIS AGREEMENT is made and entered into this 8th
day of February, 2000 by and between RF Technologies,
Inc., a Colorado corporation (herein ARF or
A Purchaser), and R. E. Surran, an individual (herein
Surran or Seller).
     WHEREAS Surran has developed certain technology
for manufacture of a radio-frequency device for
locating plastic buried underground (the  Technology);
and
     WHEREAS RF desires to acquire the rights to the
Technology in order to manufacture and market devices
for locating plastic buried underground using the
Technology (the Devices); and
     WHEREAS RF is in the process of filing an
information statement on Form 10 with the US Securities
& Exchange Commission with the intention of becoming a
publicly traded company on the NASDAQ Electronic
Bulletin Board;
     NOW THEREFORE, based on the terms and conditions
outlined herein, Surran and RF agree to the following:
     12.  The Rights.  Surran agrees to sell the exclusive
     world-wide rights to the Technology and the exclusive
     world-wide rights to market the Device to RF for the Consideration, as herein defined.
13.  Consideration.
14.
               1) Shares. RF agrees to issue Surran a certificate evidencing ownership of one million (1,000,000) shares of RF common stock (the Shares). Surran acknowledges that the Shares are subject to Rule 144 and will bear a legend restricting their sale.
2)   Funds.  RF agrees to pay Surran the amount of
Fifty Thousand US Dollars (US $50,000) not later than
ninety (90) days from the inception of trading of RF
shares in the public market.
3)
     15.  Royalty.  RF agrees to pay Surran a royalty of 4%
     of gross sales of the Device (the Royalty).  The
     Royalty will be paid by the thirtieth day of the month
     following any sale of Device(s).  The obligations of
     this Section 2 will survive the termination of any
     business or employment relationship between the
     parties.
16.  Employment Contract.  RF agrees to enter into an
employment contract with Surran for a term of one year,
automatically renewable for additional one year terms
absent written 30-day notice provided by either party
to the other, for a salary of $6,000 per month plus
reasonable expenses approved by RF.  A copy of the
employment contract is appended hereto as Exhibit AA@.
17.  Obligations of Purchaser.  Purchaser agrees to
fund the marketing and manufacture of the Device for
both military and civilian applications.  Purchaser
further agrees to use its best efforts to market the
Device to both military and civilian buyers.
18.  Sellers Obligations.  Seller agrees to provide to
Purchaser all technical specifications, drawings,
methodology and the like necessary for the manufacture
of the Device.  Seller agrees to assist Purchaser in
designing and setting up the manufacture of the Device.
Seller agrees to assist Purchaser in filing for a
patent on the Device, which patent upon issuance shall
be the property of Purchaser. Any design improvements,
changes, adaptations, or the like made by Surran or by
any employee of RF shall be the property of RF. A
description of the Technology is appended hereto as
Exhibit A@.
19.  Confidential Information.  RF and Surran are the
owners of certain products, technology, information,
customer lists, services, processes, financial
information, pending or prospective
transactions/proposals, operating and marketing plans
and procedures, designs, product formulas,
specifications, manufacturing methods, ideas,
prototypes, software, patent, trademark and copyright
applications or registrations and other similar data
relating to each partys business which data is not
publicly known and derives economic value from not
being publicly known (collectively Confidential
Information).  Each party agrees that it will not use
or disclose to third parties any Confidential
Information it receives from the other, except as may
be contemplated by this Agreement.  Each party agrees
that it will take all reasonable precautions to assure
that no Confidential Information is conveyed to any
officer, employee, agent, manufacturer, or other third
party who does not have a need to know such
Confidential Information. The obligations created by
this Section 6 shall survive the termination of this
Agreement or any business relationship between the
parties.  Any Confidential Information contained in any
writing will be returned to the other party promptly
upon written request, together with any reproductions
thereof.
20.  Breach of Agreement.  In the event of a material
breach of this Agreement, the non-breaching party may
provide written notice of such breach to the breaching
party.  Upon receipt, the breaching party shall have 30
days to correct such breach, after which the
termination shall be effective if not so corrected.
21.  Notice.  Any notice required or permitted to be
given under this Agreement shall be in writing and sent
by telecopy, personal delivery, or certified mail,
return receipt requested, as follows:
                    1.   If to RF:      RF Technologies, Inc.
               P. O. Box 2270
               Kalispell MT 59903-2270
               Fax: 406-752-5563

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

RF Technologies,
Inc.

By: S/S R.E. Surran                     By: S/S Ronald
                                             T. Lambrecht
      R.E. Surran                  Ronald T. Lambrecht,
                                   President
                       EXHIBIT A
                  EMPLOYMENT CONTRACT

     On February 8, 2000, RF TECHNOLOGIES, INC., a
Colorado corporation ("Employer"), and RICHARD E.
SURRAN (Employee") agree as follows:
1. TERM. Employer hereby employs Employee and Employee hereby accepts employment on the terms and conditions hereinafter set forth. The term of this Agreement shall commence on the date hereof and shall terminate on _____________, 2001. Unless written notice is given by either Employee or Employer at least thirty (30) days prior to the end of the term (including any renewal pursuant to this sentence) this Agreement shall automatically renew for consecutive one (1) year periods. Said term may be sooner terminated as hereinafter provided, and if the term is so terminated, all references herein to the term of this Agreement shall mean the original term as so shortened, except where the context otherwise requires.
2. DUTIES. Employee agrees to serve Employer as head of Its "Don't Panic" division or in such other capacities as may be requested from time to time by the President of Employer. Employer shall periodically prepare timetables of tasks to be performed by Employee. During the term of this Agreement, Employee will devote his full time and exclusive attention to, and use his best efforts to advance, the business and welfare of Employer. During the term of this Agreement, Employee will not engage in any other employment activities for any direct or indirect remuneration without the prior written consent of Employer. Employee shall not be required to relocate from Maricopa County, ArIzona, but agrees to undertake all reasonable travel required by Employer to be conducted In connection with the performance of his duties.
3. SALARY AND BENEFITS.
     3.1. Base Salary. During the term of this Agreement Employer shall pay Employee a salary at the rate of Seventy-Two Thousand Dollars ($72,000) per year, or such greater amount as may be established by Employer=s President, payable in appropriate installments to conform with the regular payroll dates for salaried personnel of Employer and subject to payroll deductions as may be necessary or customary in respect of such salaried personnel.
     3.2. Incentive Compensation. In addition to the base salary to which Employee is entitled pursuant to
Section 3.1, Employer will pay to Employee additional compensation (a "Bonus"), at the discretion of Employer's President, in relation to the value of any products, business opportunities or services provided by Employee to Employer which exceed the scope of this Agreement. It is the expectation, although not the commitment, of Employer and Employee, that his total compensation will exceed One Hundred Thousand Dollars
($100,000) per year.
     3.3. Vacations. Employee shall be entitled to four
(4) weeks of paid vacation in each year during the term of this Agreement.
     3.4. Medical Insurance and Other Benefits. During the term of this Agreement Employer shall furnish
Employee with the same medical and hospital insurance, death, corporate expense account, stock participation and other benefits furnished to other executive employees of Employer. Employer agrees to provide
Employee with a term life insurance policy for AKey
Man@ insurance payable to both Employer and to Employee=s family.
4.  CONFIDENTIAL INFORMATION AND RESTRICTED ACTIVITIES.
     4.1. Non-disclosure and Non-use Of Confidential information. Employee acknowledges that Employer continually develops Confidential Information (as defined in Section 4.7), that Employee may develop
Confidential information for Employer and that Employee may learn of Confidential information during the course of his employment. Employee will comply with Employer's policies and procedures for protecting Confidential
Information and, except as required by the nature of his duties, Employee will never, directly or indirectly, use or disclose any Confidential
Information without the prior written consent of Employer's President. Employee understands that this restriction will continue to apply after his employment terminates.
     4.2. Use and Return of Property and Documents.
Employee will protect the integrity of Confidential
Information and keep confidential all documents, customer lists, records of research, proposals, reports memoranda, computer software and programming, financial information, and other materials ("Documents") including any copies thereof, in which Confidential
Information may be contained. Employee will not copy any Documents except as required by the nature of his duties. Employee will not remove any Documents or copies from Employer's premises unless authorized by Employer's President. Employee will return to Employer immediately after his employment terminates all Documents and copies and any other property of Employer then in his possession or control.
     4.3. Assignments of Rights. Employee will promptly and fully disclose all Company Property (as defined in Section 4.7) to Employer. Employee hereby assigns and agrees to assign to Employer (or as otherwise directed by Employer) his full right, title and interest to all Company Property. Employee agrees to execute any and all applications for domestic and foreign patents, copyrights or other proprietary rights and do such other acts (including, among others, the execution and delivery of instruments of further assurance or confirmation) requested by Employer to assign the Company Property to Employer and to permIt Employer to enforce any patents, copyrights or other proprietary rights In the Company Property. Employee will not charge Employer for his time spent in complying with these obligations. All copyrightable works that Employee creates shall be considered works made for hire. Employee acknowledges that he has read and understands California Labor Code Section 2870, whIch reads as follows:
               (a) Any provision in an employment
          agreement which provides that an employee shall assign, or offer to assign, any of his or her rights in an invention to his or her employer shall not apply to an invention that the employee developed entirely on his or her own time without using the employer's equipment, supplies, facilities or trade secret information except for those inventions that either:
                    (1) Relate at the time of
          conception or reduction to practice of the invention to the employer=s business, or actual or demonstrably anticipated research or development of the employer.
                    (2) Result from any work performed
          by the employee for the employer.
               (b) To the extent a provision in an
          employment agreement purports to require an employee to assign an invention otherwise excluded the provision is against the public policy of this state and is unenforceable.
Employee and Employer agree to be bound by the terms of this California Labor Code Section 2870 as respects their rights to any invention. Employee understands that his obligations under this Agreement do not apply to an invention which qualifies fully under the provisions of Section 2870.
     4.4. Non-Recruitment. For a period of one (1) year after his employment with Employer terminates, Employee will not, and will not assist anyone else to, hire any employee of Employer or seek to persuade any employee of Employer to discontinue employment or to become employed in any business directly or indirectly competitive with Employer's business, nor seek to persuade any independent contractor or supplier or Employer to discontinue its relationship or violate any agreement with Employer.
     4.5. Restricted Activities. Employee agrees that some restrictions on his activities during and after his employment are necessary to protect the goodwill, Confidential Information and other legitimate interests of Employer. While Employee is employed by Employer and for a period of one (1) year after his employment terminates Employee will not compete, directly or indirectly, with Employer whether as an employee, consultant, agent, partner, principal, investor or otherwise. Specifically. but without limiting the foregoing, Employee agrees not to engage in any manner in any activity that is directly or indirectly competitive or potentially competitive with the business of Employer as conducted at any time during his employment. Restricted activity shall include accepting employment or a consulting position with any person who is, or at any time within one year prior to Employee's termination has been, a customer of Employer. For purposes of this provision, the business shall include all services offered by the Company in any manner. The foregoing restrictions shall not prevent Employee's owning one percent (1%) or less of the equity securities of any publicly traded company.
     4.6. Notification Requirement. Until three (3) months after the period set forth in Section 4.5, Employee will notify Employer in writing of any change in his address and of each new job or other business activity in which he plans to engage, at least fifteen
(15) days prior to beginning such job or activity. Such notice shall state the name and address of any new employer and the nature of Employee's position.
     4.7. Definition. For the purposes of this Agreement, the following definitions shall apply:
     Company Property shall mean developments, methods of doing business, compositIons, works, concepts and ideas (whether or not patentable or copyrightable or constituting trade secrets) conceived, made, created, developed or reduced to writing or practice by Employee
(whether alone or with others, and whether or not during normal business hours or on or off Employer's premises) during Employee's employment that relate to either the services provided by, business of, or any prospective activity of, Employer known to Employee as a result of his employment.
     Confidential Information shall mean any and all Information of Employer that Is not generally known in the radio frequency products business or that is not generally known by others with whom Employer does or plans to compete or do business. Confidential information includes, without limitation, such information relating to (i) Employer's development, research and marketing activities, (ii) Employer's financial statements and strategic plans, (iii) the identity and special needs of Employer's customers and
(iv) people and organizations with whom Employer has business relationships and those relationships.
Confidential information also includes such information that Employer may receive or have received belonging to customers or others who do business with Employer and, except to the extent disclosed by Employer on a nonconfidentlal basis, the Company Property.
     4.8. Remedies. Employee acknowledges that, were he to breach the provisions of this Section 4, the harm to Employer would be irreparable. Employee therefore agrees that, in addition to damages and attorneys' fees, Employer shall be entitled to obtain (and
Employee will not contest) preliminary and permanent injunctive relief against any such breach, without having to post a bond.
5. EXPENSES. Employer will pay or reimburse Employee for such reasonable travel, entertainment or other expenses as he may incur at the request of Employer during the term of this Agreement In connection with the performance of his duties hereunder. Employee shall furnish Employer with such evidence that such expenses were incurred as Employer may from time to time reasonably require or request.
7. PARTIAL DISABILITY OF EMPLOYEE. If Employee becomes disabled by reason of illness or other incapacity extending for a period of more than twelve (12) consecutive weeks during which Employee is unable to perform hIs duties hereunder on a full-time basis but Is able to perform his duties hereunder on a part-time basis, all amounts otherwise payable to Employee shall be proportionately reduced with respect to the period commencing at the end of said twelve (12) week period to reflect the extent to which Employee's working time is reduced below a level which would result in Employee working one thousand eight hundred (1,800) hours per year. In determining when Employee becomes disabled, the same criteria shall be applicable as are used in the disability insurance polIcy Employer maintains for its employees.
8. TERMINATION. This Agreement, and all obligations of Employer to pay base salary, Bonuses and benefits to Employee, shall terminate on the first to occur of the following:
     (a) The death of Employee;
     (b) The permanent disability of Employee (which, for purposes hereof, shall have the same meaning as In
Employer's disability insurance policy or, in the absence of such a policy, the continuous loss of one-half (1/2) or more of the time spent by Employee in the usual daily performance of his duties as a result of physical or mental illness for a period In excess of ninety (90) consecutive days);
     (c) At such time, if any, as Employer ceases to conduct business for any reason whatsoever; or
     (d) At the election of Employer, for good cause
(as defined in Section 9).
9. GOOD CAUSE. The term good cause is defined as any one or more of the following occurrences:
     (a) Employee's breach of any of the covenants contained in Section 4 of this Agreement;
     (b) Employee's conviction by, or entry of a plea of guilty or nolo contendere in a court of competent and final jurisdiction for any crime Involving moral turpitude or punishable by imprisonment in the jurisdIction involved;
     (c) Employee=s commission of an act of fraud, whether prior to or subsequent to the date hereof upon Employer;
     (d) Employee's continuing failure or refusal to perform his duties as required by this Agreement
(including the failure to complete tasks in accordance with a reasonable timetable presented to Employee as described in Section 2), provIded, that termination of Employee's employment pursuant to this paragraph (d) shall not constitute valid termination for cause unless
Employee shall have first received written notice from the President of Empioyer stating with specificity the nature of such failure or refusal and affording
Employee at least ten (10) days to correct the act or omission complained of;
     (e) Gross negligence, insubordinatIon, material violation by Employee of any duty of loyalty to Employer or any other material misconduct on the part of Employee, provided that termination of Employee's employment pursuant to this paragraph (e) shall not constitute valid termination for cause unless Employee shall have first received written notice from the President of Employer stating with specificity the nature of such failure or refusal and affording
Employee at least ten (10) days to correct the act or omission complained of; or
     (f) Employee's commission of any act which Is detrimental to Employer's business or goodwill.
10. MISCELLANEOUS.
     10.1. Modification and Waiver of Breach. No waiver or modification of this Agreement shall be binding unless it is in writing signed by the parties hereto.
No waiver of a breach hereof shall be deemed to constitute a waiver of a future breach, whether of a similar or dissimilar nature.
     10.2. Assignment. The rights of Employer under this Agreement may, without the consent of Employee, be assigned by Employer, in its sole and unfettered discretion (a) to any person, firm, corporation, or other business entity which at any time, whether by purchase, merger, or otherwise, directly or indirectly, acquires all or substantially all of the assets or business of Employer, or (b) to any subsidiary or affiliate of Employer, or any transferee, whether by purchase, merger or otherwise, which directly or indirectly acquires all or substantially all of the assets of Employer or such subsidiary or affiliate.
     10.3. Notices. All notices and other
communications required or permitted under this Agreement shall be in writing, served personally on, or mailed by certified or registered United States mail to, the party to be charged with receipt thereof.
Notices and other communications served by mail shall be deemed given hereunder 72 hours after deposit of such notice or communication in the United States Post
Office as certified or registered mail with postage prepaid and duly addressed to whom such notice or communication is to be given, in the case of (a)
Employer, to: RF Technologies, Inc., P. O. Box 2270,
Kalispell, MT 59903-2270; or (b) Employee, to: Richard
E. Surran, 9934 East Wood Drive, Scottsdale, Arizona,
88260. Any such party may change said party's address for purposes of this Section by giving to the party intended to be bound thereby, in the manner provided herein, a written notice of such change.
     10.4. Counterparts. This instrument may be executed In one or more counter-parts, each of which shall be deemed an original, but all of which together shall constitute one and the same Agreement.
     10.5. Construction of Agreement. This Agreement shall be construed in accordance with, and governed by, the laws of the State of Colorado applicable to agreements executed and to be performed in Colorado.
     10.6. Complete Agreement. This Agreement contains the entire agreement between the parties hereto wIth respect to the transactions contemplated by this Agreement and supersedes all previous oral and written and all contemporaneous oral negotiations, commitments, writings, and understandings.
     10.7. Non-Transferability of Interest. None of the rights of Employee to receive any form of compensation payable pursuant to this Agreement shall be assignable or transferable except through a testamentary disposition or by the laws of descent and distribution upon the death of Employee. Any attempted assignment, transfer, conveyance, or other disposition (other than as aforesaid) of any interest in the rights of Employee to receive any form of compensation to be made by Employer pursuant to this Agreement shall be void.
     10.8. Legal Fees. If any legal action, arbitration or other proceeding is brought for the enforcement of this Agreement, or because of any alleged dispute, breach, default or misrepresentation in connection with this Agreement, the successful or prevailing party shall be entitled to recover reasonable attorneys' fees and other costs it Incurred in that action or proceeding, in addition to any other relief to which it may be entitled.
     IN WITNESS WHEREOF, the undersigned have executed this Agreement on the day and year first above written.

          EMPLOYEE:
                                   EMPLOYER:
                                   RF TECHNOLOGIES,INC.
S/S Richard E. Surran                        S/S Ronald
                                             T. Lambrecht
Richard E. Surran                       Ronald T.
                                        Lambrecht, President











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