Form 10QSB/A
period 2000-03-31
RF TECHNOLOGY INC
filed 2000-06-02
CIK 910415

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

Management plans to continue the development of this product and to continue to seek other products and companies, in an effort to increase the Companys asset base and improve shareholder value.

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




                        PART II

                   OTHER INFORMATION

Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     On January 10, 2000 a General Meeting of
     Stockholders endorsed a management proposal to forward split the Companys common stock on a 3-1 basis. The stockholders also voted to cancel 1000000 shares of preferred stock. The complete Proxy
     Statement and Solicitation and the results of the meeting are contained in the Form 8K incorporated into this document by reference as Exhibit C.

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Securities
          Holders

     On December 1, 1999, management submitted a Proxy
     Statement and Solicitation and notice of a General Meeting of Stockholders to the Securities and Exchange Commission for review. The Proxy
     Statement was mailed to stockholders on December
     21, 1999 for the meeting to be held January 10, 2000. In that Proxy Solicitation, the following items were put before the stockholders:
          a) the election of three directors (one
          incumbent and two new);
          b) endorsement of the acquisition of new assets;
          c) change of the Companys name to RF
          Technology, Inc.;
          d) increase of the authorized capital to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.; and
          e) forward split of the issued and
          outstanding stock on a 3-1 basis.

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