Form 10KSB/A
period 1999-12-31
RF TECHNOLOGY INC
filed 2000-06-09
CIK 910415

U.S. Securities and Exchange Commission
              Washington, DC 20549


                CONFORMED COPY

                FORM 1O - K SB


 [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE
                     ACT OF 1934

  For the fiscal year ended December 31, 1999

          Commission File No. 0-22678

          PM MANAGEMENT SYSTEMS, INC.
 (Formerly Known As Process Based Management,
                     Inc.)



COLORADO                         84-1193941
(State or other           (I.R.S. Employer Identification
jurisdiction of                 Number)
incorporation
or organization)

404 Scott Point Drive, Salt Spring Island, BC  Canada  V8K2R2
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

The Registrants's president supplies the
Registrant with office facilities at 610
- 9th Street East, Kalispell, Montana.
The company maintains no separate office facilities and owns no real estate.

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



Title     Name and Address of Amountand Nature   Percent
of Class  Beneficial Owner    Of Beneficialof    Ownership
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

S/S  Janet Loss, C.P.A., P.C.
Janet, Loss, C.P.A., P.C.

March 18, 2000




                       2
         P.M. MANAGEMENT SYSTEMS, INC.
         (A development stage company)

                BALANCE SHEETS
          DECEMBER 31, 1999 and 1998

                    ASSETS

                             1999           1998

TOTAL ASSETS:                 0              0


LIABILITIES AND STOCKHOLDERS'
EQUITY CURRENT LIABILITIES:   4350           0
(Due to a related party)

STOCKHOLDERS' EQUITY:
  Common Stock no par value per share,
  10,000,000 shares, issued and
  outstanding 2,020,000 shares.  74150       74150

  Preferred Stock, no par value,
  Authorized, Issued and
Outstanding                      1000     1000
SUBTOTAL:                      75150       75150

  Deficit accumulated during
  the development stage        79350)    (75000)
Treasury Stock              (   150)      (   150)

TOTAL STOCKHOLDERS' EQUITY       (4,350)    0

     TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY               0       0

The Accompanying notes are an integral part of
these financial statements                     3

          PM MANAGEMENT SYSTEMS,INC.
         (A development stage company


           STATEMENTS 0F OPERATIONS
For the years ended December 31, 1999 and 1998
                            1999          1998


REVENUES:                    0             0
OPERATING EXPENSES:        (4350)          0
NET (LOSS):                (4350)          0
NET (LOSS) PER COMMON SHARE:  N/A         N/A


WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING   2020000       2020000













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

Balance
January 1
1996           10000000  1000000    1999150 1000      (150)    (75000)      1925000

Cancellation
Of purchase
Of Ad-A-Cab
America, LLC
&cancellation
of 7,980,000
common shares
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




December 28,1999

Board of Directors
PM Management Systems, Inc.
404 Scott Point Drive
Salt Spring Island, BC V8K 2R2

Sirs:

I hereby tender my resignation as a director and officer of PM Management Systems, Inc.

Thank You.

Yours Truly,



S/S Timothy Sewell
Timothy Sewell