Form 10-Q
period 2000-06-30
RF TECHNOLOGY INC
filed 2000-08-09
CIK 910415

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                Commission file Number 0 - 22678

                       RF TECHNOLOGY, INC.
             (Formerly PM Management Systems, Inc.)
 Exact name of small business issuer as specified in its charter

 Colorado                                           84 - 1193941
(State or other jurisdiction of       I.R.S. Employer Identification No
incorporation or organization)

            610 9th Street East, Kalispell, MT 59903
                       (Address of principal executive office)

                         (406) 752-5533
                    Issuers telephone number


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

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the
                             Issuers
    common equity as of the last practicable date: 7,060,000
                             shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X





                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       The unaudited financial statements for the quarter ended
       June 30, 2000 are attached hereto as Exhibit A

Item 2.     Managements Discussion and Analysis or Plan of
            Operation.

            (a)    Plan of Operation.

RF Technology, Inc. (formerly PM Management Systems, Inc.) executed a contract with Mr. R. E. Surran, of Scottsdale Arizona, to acquire the exclusive world-wide rights to a plastic sniffing device used to locate buried plastic. This device was developed initially to locate buried plastic natural gas lines. It is currently being refined and configured to locating buried anti-personnel land mines. A report on Form 8K dated February 10, 2000 was filed with The Securities and Exchange Commission.

Management plans to continue the development of this product and to continue to seek other products and companies, in an effort to increase the Companys asset base and improve shareholder value.

Several financing sources are being investigated, including funding requiring the Company to file a Registration Statement with the Securities and Exchange Commission. No commitments have been received as of this date.

 (b) Managements discussion and analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Registrant is a development stage company and has not had any revenues for the past year. A shareholder of the Company advanced $20,000 in May, 2000 to pay consulting, filing and accounting fees and working capital.










                             PART II

                        OTHER INFORMATION
Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     On January 10, 2000 a General Meeting of Stockholders endorsed a management proposal to forward split the Companys common stock on a 3-1 basis. The stockholders also voted to cancel 1000,000 shares of preferred stock. The complete Proxy Statement and Solicitation and the results of the meeting are contained in the Form 8K filed with The Securities and Exchange Commission February 8, 2000.

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Securities Holders


Item 6.                                 Exhibits and Reports on
                                        Form 8K

None


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              RF TECHNOLOGY, INC.


                              Dated August 4, 2000
                              /S/ Ronald Lambrecht
                              Ronald Lambrecht, President and Director





                       RF TECHNOLOGY, INC.
             (Formerly PM Management Systems, Inc.)








                      FINANCIAL STATEMENTS
            For the three months ended June 30, 2000



                       RF TECHNOLOGY, INC.
             (Formerly PM Management Systems, Inc.)
                  (A development stage company)

                         BALANCE SHEETS
                  AS AT JUNE 30, 2000 AND 1999




                             ASSETS

                                        2000           1999
CURRENT ASSETS

    CASH                             $   733        $    0

FIXED ASSETS

    EQUIPMENT                          2,200             0

QTHER ASSETS

    RIGHTS, TITLE TO PLASTIC
    SNIFFING TECHNOLOGY                20,000            0


TOTAL ASSETS                           22,933            0






















                       RF TECHNOLOGY, INC.
             (Formerly PM Management Systems, Inc.)
                  (A development stage company)

                         BALANCE SHEETS
                  AS AT JUNE 30, 2000 AND 1999




LIABILITIES AND STOCKHOLDERS EQUITY



                                        2000          1999

CURRENT LIABILITIES:
  Due to a related party              $ 34,350      $    0

STOCKHOLDERS EQUITY:
  Common Stock no par value per share,
  Authorized    shares,
  Issued and outstanding 7,060,000    and 2,020,000
                                         94,150      74,150

  Preferred Stock, no par value,
  Authorized, Issued and Outstanding
  O and 1,000,000                            0       1,000

                                        SUBTOTAL:
                                        94,150       75,150

  Deficit accumulated during
  the development stage                 (105,417)    (75,000)

  Treasury Stock                        (  150)      (150)


TOTAL STOCKHOLDERS EQUITY               11,417       0


TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                     22,933       0











                       RF TECHNOLOGY, INC.
            (Formerly P.M. Management Systems, Inc.)
                  (A development stage company)


                    STATEMENTS 0F OPERATIONS
        FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999



                                        2000            1999


REVENUES:                            $      0         $   0


OPERATING EXPENSES:
                                    ( 27,067)             0


OTHER INCOME:
   CANCELLATION OF 1,000,000
   PREFERRED SHARES                     1,000             0


NET (LOSS) FOR THE PERIOD             (26,067)            0


NET (LOSS) PER COMMON SHARE:            N/A             N/A


WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING            7,060,000    2,020,000











                        RF TECHNOLOGY, INC.
             (FORMERLY pm Management Systems, Inc.)
                  (A development stage company)


                    STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999


                                         2000          1999


CASH PROVIDE BY (USED FOR)

OPERATING ACTIVITIES:

   (LOSS) for the period             $(26,067)    $      0
    Net increase in Accounts Payable    30,000           0
                                         3,933           0

NET CASH PROVIDED BY
FINANCING ACTIVITIES:

    Issuance of common stock            20,000           0
    Cancellation of preferred stock      1,000           0
                                        19,000           0

NET CASH USED FOR
INVESTING ACTIVITIES:

    Purchase of equipment              ( 2,200)          0
    Purchase of technology             (20,000)          0
                                        22,200)          0


NET DECREASE IN CASH:                     5,449          0

CASH, beginning of the period:            6,382          0

CASH, end of the period                     733          0








                       RF TECHNOLOGY, INC.
             (Formerly PM Management Systems, Inc.)
                  (A development stage company)

                STATEMENTS OF STOCKHOLDERS EQUITY
        FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                 Deficit
                                                                 Accumulated
               Number of  Number of                              During The
               Shares     Shares    Amount    Amount    Treasury Development
               Common     Preferred Common    Preferred Stock    Stage       Total
Balance
January 1,
1996           10000000   1000000   1999150   1000      (150)    (75000)     1925000

Cancellation
Of purchase
Of Ad-A-Cab
America, LLC
&cancellation
of 7,980,000
common shares
25
January 1996  (7980000)   0         (1925000) 0          0        0          (1925000)
Net loss
For the
Year ended
12/31/96      0           0          0        0          0        0           0


Balance
12/31/96      2020000     1000000    74150    1000       (150)    (75000)     0

Net Loss
For year
Ended
12/31/97      0           0          0        0          0        0           0

Balance
12/31/97      2020000     1000000    74150    1000       (150)    (75000)     0

Net Loss
For year
Ended
12/31/98      0           0          0        0          0         0          0
December 31,
1998          2020000     1000000    74150    1000       (150)     (75000)    0

Net Loss for
the year
ended 1999    0           0          0        0          0         (4350)     (4350)

December 31,
1999
Carried
Forward       2020000     1000000    74150   1000        (150)     (79350)    (4350)



                       RF TECHNOLOGY, INC.
             (Formerly PM Management Systems, Inc.)
                  (A development stage company)

                STATEMENTS OF STOCKHOLDERS EQUITY
        FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                    Deficit
                                                                    Accumulated
             Number of   Number of                                  During The
             Shares      Share      Amount    Amount     Treasury   Development
             Common      Preferred  Common    Preferred  Stock      Stage        Total

December 31,
1999
Brought
Forward      2020000     1000000    74150      1000      (150)      ($79350)     (4350)

3 for 1
Stock
Split        7060000     0          0          0         0          0             0

Cancelation
Of Preffered
Shares       0           (1000000)  0          (1000)    0          0             (1000)

Stock Issued
For Techno-
Ology        1000000     0          20000      0         0          0             20000

Net Loss
For The
Period       0           0          0          0         0          (12418)       (12418)

Balances,
March 31,
2000         7060000     0          94150      0         (150)      (105,417)     (11,417)




                       RF TECHNOLOGY, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission
(SEC)requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended December 31, 1999 financial statements of RF Technology, Inc. (Registrant) included in the Form 10K SB filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at June 30, 2000

Advances payable to an officer and shareholder
of Registrant represent advances, unsecured,
bearing no interest and due on demand                          $4,350

Advance payable to a shareholder of Registrant
represent an advance, unsecured, bearing no
interest and due on demand                                     $30,000

Due to related parties                                         $34,350