Form 10-Q
period 2000-09-30
RF TECHNOLOGY INC
filed 2000-11-21
CIK 910415

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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





                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       The unaudited financial statements for the quarter ended
       September 30, 2000 are attached hereto as Exhibit A

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

            (a)    Plan of Operation.

RF Technology, Inc. (formerly PM Management Systems, Inc.) executed a contract with Mr. R. E. Surran, of Scottsdale Arizona, to acquire the exclusive world-wide rights to a "plastic sniffing" device used to locate buried plastic. This device was developed initially to locate buried plastic natural gas lines. It is currently being refined and configured to locating buried anti-personnel land mines. A report on Form 8K dated February 10, 2000 was filed with The Securities and Exchange Commission.

Management plans to continue the development of this product and to continue to seek other products and companies, in an effort to increase the Company's asset base and improve shareholder value.

Several financing sources are being investigated, including funding requiring the Company to file a Registration Statement with the Securities and Exchange Commission. No commitments have been received as of this date.

 (b) Management's discussion and analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Registrant is a development stage company and has not had any revenues for the past year. A shareholder of the Company advanced $20,000 in May, 2000 to pay consulting, filing and accounting fees and working capital and advanced an additional
$17,100 in August and September for general expenses.




                             PART II

                        OTHER INFORMATION
Item 1.        Legal Proceedings

     None

Item 2.        Changes in Securities

     On January 10, 2000 a General Meeting of Stockholders endorsed a management proposal to forward split the Company's common stock on a 3-1 basis. The stockholders also voted to cancel 1000,000 shares of preferred stock. The complete Proxy Statement and Solicitation and the results of the meeting are contained in the Form 8K filed with The Securities and Exchange Commission February 8, 2000.

Item 3.        Defaults Upon Senior Securities

     Not Applicable

Item 4.        Submission of Matters to a Vote of Securities
          Holders

None

Item 6.      Exhibits and Reports  on Form 8K

None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

RF TECHNOLOGY, INC.

Dated October 24, 2000

/S/ Ronald Lambrecht
      Ronald Lambrecht, President and Director
                       RF TECHNOLOGY, INC.
             (Formerly PM Management Systems, Inc.)






                      FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000



                       RF TECHNOLOGY, INC.
             (FORMERLY PM MANAGEMENT SYSTEMS, INC.)
                  (A DEVELOPMENT STAGE COMPANY)

                         BALANCE SHEETS
                AS AT SEPTEMBER 30, 2000 AND 1999

                             ASSETS

                                        2000           1999
CURRENT ASSETS

    CASH                                1,061          0

FIXED ASSETS

    EQUIPMENT                           2,200          0

QTHER ASSETS

    RIGHTS, TITLE TO PLASTIC
    SNIFFING TECHNOLOGY                20,000          0


TOTAL ASSETS                           23,261          0







                       RF TECHNOLOGY, INC.
             (Formerly PM Management Systems, Inc.)
                  (A development stage company)

                         BALANCE SHEETS
                AS AT SEPTEMBER 30, 2000 AND 1999


LIABILITIES AND STOCKHOLDERS' EQUITY



                                        2000          1999

CURRENT LIABILITIES:
  Due to a related party              37,100          0

STOCKHOLDERS' EQUITY:
  Common Stock no par value
  per share, 100,000,000
  Authorized shares, Issued
  and outstanding 7,060,000
  and 2,020,000                       94,150          74,150

  Preferred Stock, no par value,
  Authorized, Issued and Outstanding
  O and 1,000,000                          0           1,000

                 SUBTOTAL:            94,150          75,150

  Deficit accumulated during
  the development stage             (107,839)        (75,000)

  Treasury Stock
                                     (   150)        (   150)


TOTAL STOCKHOLDERS' EQUITY            13,839          0


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  23,261          0







                       RF TECHNOLOGY, INC.
            (FORMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                  (A DEVELOPMENT STAGE COMPANY)

                                1
                    STATEMENTS 0F OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                        2000         1999


REVENUES:                               0            0


OPERATING EXPENSES:                   ( 29,488)      0


OTHER INCOME:
   CANCELLATION OF 1,000,000
   PREFERRED SHARES                      1,000       0


NET (LOSS) FOR THE PERIOD              (28,488)      0


NET (LOSS) PER COMMON SHARE:            N/A          N/A


WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING            7,060,000    2,020,000










                        RF TECHNOLOGY, INC.
             (FORMERLY PM MANAGEMENT SYSTEMS, INC.)
                  (A DEVELOPMENT STAGE COMPANY)


                    STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                         2000         1999


CASH PROVIDE BY (USED FOR)

OPERATING ACTIVITIES:

   (LOSS) for the period              $(28,488)   $     0
    Net increase in Accounts Payable    32,017          0
                                         3,528          0

NET CASH PROVIDED BY
FINANCING ACTIVITIES:

    Issuance of common stock            20,000          0
    Cancellation of preferred stock      1,000          0
                                        19,000          0

NET CASH USED FOR
INVESTING ACTIVITIES:

    Purchase of equipment              ( 2,200)         0
    Purchase of technology             (20,000)         0
                                        22,200)         0


NET INCREASE IN CASH:                      328          0

CASH, beginning of the period:             733          0

CASH, end of the period                   1061          0





                       RF TECHNOLOGY, INC.
                   NOTES TO SEPTEMBER 30, 2000
                 UNAUDITED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC")requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended December 31, 1999 financial statements of RF Technology, Inc. ("Registrant") included in the Form 10K SB filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties at September 30, 2000

Advances payable to an officer and shareholder
of Registrant represent advances, unsecured,
bearing no interest and due on demand                     7,100

Advance payable to a shareholder of Registrant
represent an advance, unsecured, bearing no
interest and due on demand                              $30,000

Due to related parties                                  $37,100