Form 10KSB
period 2000-12-31
QUADRACOMM INC
filed 2001-05-03
CIK 910415

Copyright 2001 EDGAR Online, Inc. (ver 1.01/2.003)   Page 16
U.S. Securities and Exchange Commission
Washington, DC 20549


                CONFORMED COPY

                FORM 1O - K SB


 [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE
                     ACT OF 1934

  For the fiscal year ended December 31, 2000

          Commission File No. 0-22678

          QUADRACOMM, INC.
 (Formerly Known As RF Technology, Inc.,
 PM Management Systems, Inc. & Process Based Management,
Inc.)



COLORADO                                 84-1193941

(State or other jurisdiction of   (I.R.S. Employer Identification
 incorporation                        or organization Number)

8019 North Himes Avenue, Suite 310,
Tampa, Florida  33614

(Address of principal executive office)
(Zip code)

Issuers telephone number:      (813) 496-9191


Securities registered under Section 12(b) of
the Exchange Act:   NONE


Securities registered under Section 12(g) of
the Exchange Act:   COMMON STOCK



     Check whether the issuer (1) filed all
reports required to be filed by Section 13 or
15(d) of the Exchange Act during the past 12
months (or for such shorter period that the
registration was required to file such
reports), and (2) has been subject to such
filing requirements for the past 90 days.
Yes  X_   No ____





     Check if there is no disclosure of
delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB. [ X ]




     State issuers revenues for its most
current fiscal year.     $-0-

     State the aggregate market value of the
voting stock held by non-affiliates computed by
reference to the price at which the stock was
sold, or the average bid and asked prices of
such stock, as of a specific date within the
past 60 days.  As of December 31, 2000:   $2,043,650.00

     Check whether the issuer has filed all
documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act
after distribution of securities under a plan
confirmed by a court.
Yes______    No______    Not applicable__X__.

     The number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.
          7,060,000 SHARES COMMON STOCK

               0 SHARES PREFERRED STOCK






This Form 10-K SB consists of 11 pages.





              TABLE OF CONTENTS

          FORM 10-K SB ANNUAL REPORT

          QUADRACOMM, INC.

Facing Page
Index


                                                       Page


PART I

Item   1            Description of Business               4
Item   2            Description of Property               6
Item   3            Legal Proceedings                     6
Item   4            Submission of Matters to a
                    Vote of Security Shareholders         6

PART II

Item   5          Market for the Registrants
               Common Equity and related
               Stockholder Matters                        7
Item   6            Managements Discussion and
               Analysis of Financial Condition
               and Results of Operations                  7
Item   7            Financial Statements                  8
Item   8            Changes in and
               Disagreements on Accounting
               and Financial Disclosure                   8

PART III

Item   9            Directors, Executive Officers,
                Promoters and Control persons,
                Compliance with Section 16(a)
                of the Exchange Act                       9

Item 10             Executive Compensation                10

Item 11             Security Ownership of Certain
                Beneficial Owners and Management          11

Item 12             Certain Relationships and
               Related Transactions                       11

Item 13             Exhibits and Reports on Form 8-K      11

Signatures                                                11



                    PART I

Item 1.             Description of Business

     (a)       General Development of Business

      PM Management Systems, Inc. (the
Company or Registrant) was incorporated
under the laws of the State of Colorado on March 13, 1992, as Processed Based Management,
Inc. The Company was a management consulting service selling its services to business and industry specializing in selling (i) management computer software, (ii) advertising and marketing services, and (iii) general business management advice wherein it related to computer software.

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

On December 18, 1995, the Company's directors concluded that, in spite of some success in Australia, the Ad-A-Cab concept was not feasible in the North American market. As result of this conclusion, the directors decided to write off the investment in Ad-A-Cab
America, LLC. The aforementioned decision was reported on Form 8K dated December 18, 1995
(filed with the US Securities and Exchange
Commission February 15, 1999).

On January 22, 1996, the company returned both outstanding Ownership Units, representing 100% of the ownership of Ad-A-Cab America, LLC in exchange for the return of 7,980,000 share of the Company's no-par value common stock, for cancellation. This transaction was reported on Form 8K dated January 22, 1996 (filed with the
US Securities and Exchange Commission February
15, 1999).

On April 10, 1996, the Company determined that it would cease to actively pursue its previous business and look for other opportunities. The
Company's Board of Directors concluded that they would seek out a company or companies that would see an advantage in joining forces with the Company either through merger or takeover.

On February 8, 2000 (subsequent to its year end of December 31, 1999) the Company entered into a purchase and employment agreement with Richard E. Surran of Scottsdale, Arizona for the exclusive worldwide rights and the underlying technology for an original device to be used in the detection of plastic buried underground. Consideration was one million
(1,000,000) restricted shares of the Company's common stock and a payment of fifty thousand dollars ($50,000) no later than ninety days after the Company commenced publicly trading on a recognized exchange or quotation service.
Under the terms of an employment contract, executed on February 8, 2000, Mr. Surran should receive a monthly salary of six thousand dollars ($6,000) in consideration for continued development of the product, and receive a royalty of four percent (4%) of the gross sales of the device.

Originally developed to detect buried plastic pipes carrying natural gas, it became evident that there was another very valuable application of the technology: namely, the accurate, safe detection of land mines.
There are literally millions of buried anti-personnel land mines all over the world. Some are placed currently; others remain from past hostilities. These land mines are almost all made from plastic. The Company and Mr. Surran believe that this detection technology can be utilized by a device the approximate size of a cigarette package - and at a price that would permit every foot soldier to have one as a part of his basic equipment. The detection and disarmament of these buried hazards and the bannishment of further proliferation has been the subject of a high profile effort, previously led by the late Princess Diana, Duchess of Windsor.

A copy of the purchase and employment contracts with Mr. Surran are incorporated in this report by reference.

The Company has continued to seek out other targets for acquisition or merger in addition to attempting to locate electronic product manufacturing facilities. As a result of said searches, it was determined by management and the Board of Directors to expand the Company's charter into several identified niche telephony markets wherein synergy would exist for the company, and an expansion of revenues and profits could be generated in order to increase shareholder value. During the fourth quarter of the year, due diligence began on several potential acquisitions.
Companies being considered included one distributing prepaid phone cards and ATM products, one repairing, refurbishing and distributing cellular phones and pagers one developing, manufacturing and selling transportable earth stations, and one operating as a telephone company in the African Region of the world.

    (b)       Financial Information About Industry
          Segments

     The Company may still be considered basically a development stage company during the fiscal year just ended. Although profitable during its first year of operation, the Company has been in business since March, 1992 and has had minimal revenues. The Company has generated no revenues from the last twenty-four months of operations, but does anticipate generating significant revenues and profits during its next fiscal year as products mature and new companies are acquired and expanded.

     (c)       Narrative Description of Business


          1)   (    QuadraComm, Inc.

     During the first two years of its initial existence the Company attempted to establish a business of providing tools to support business process improvement projects. Business process improvement consists of identifying, analyzing and streamlining business operations for client companies. This could include, for example, simplifying and reducing costs for payroll processing.

In September, 1994 the Company acquired all of the ownership interests of Ad-A-Cab America, LLC, a Wyoming Limited Liability Company that held the exclusive North American marketing rights for a taxicab rooftop advertising system. Ad-A-Cab was not able to market its product and, consequently, did not generate any revenues. The officers of the company, established offices in Vancouver, B. C., Canada and Denver, Colorado. Neither of these offices were able to generate any revenues and after an expenditure of approximately two hundred thousand dollars, the directors determined to cease the Company's marketing efforts and to write off its investment.

During the year 2000 the company revised its objectives, restarted its efforts, and entered the technology field with the pursuit of the plastic location device and, later, the telephony products identified while attempting to find production sources for the locator. By the end of the third quarter the officers relocated the company to Tampa, Florida in order to be closer to the telecommunications businesses being pursued. It then began the due diligence search process to qualify business candidates.


     General Business Plan

     (1)  PM Management Systems, Inc.

     The Company was previously engaged in the business of providing specialized business consulting software to mid-to-large sized businesses and governmental agencies. Later, the Company attempted to establish a successful advertising business through its acquisition of ownership of Ad-A-Cab North
America LLC.  Those ventures were not successful.

     During the past year, the Company has
changed its focus to high-technology products and telephony business. Although it has not yet received any revenues, it has acquired some basic business operation assets, is proceeding with its business plan, continues to mature and prepare for closure on existing opportunities and seek others in order to increase the value of the Company on behalf of all of the stockholders.

     Because the Company presently has nominal overhead and few other material financial obligations, and is seeking outside investment to fund acquisitions and provide short-term working capital, management of the Company believes that the Company's short-term cash requirements can be satisfied. Requirements to date have been met through the minor issuance of the Company's common stock or by loans from officers directors or shareholders.

Item     2    Description of Property

     The Company acquired the exclusive rights to a plastic sniffing technology from Mr.
R. E. Surran of Scottsdale, Arizona on
December 28, 1999 In exchange for a commitment to mature the potential product, Mr. Surran received one million restricted shares of the Company's common stock, a royalty of four percent on gross product sales, and an employment contract. Copies of the final acquisition contract and employment contract dated February
8, 2000 are incorporated into this report by reference.
The company is now in the process of conducting due diligence relative to the potential acquisition of up to four operating companies in the telecommunications industry, including all assets deployed by those entities.

Item 3    Legal Proceedings

     There are no current legal proceedings in Which the Company is involved.

Item 4    Submission of Matters to a Vote of
Security Holders

     On December 1, 1999, the Company filed a
Proxy statement and solicitation with the Securities and Exchange Commission and mailed to the stockholders on December 21, 1999. A general meeting of stockholders was called for January 10, 2000 to resolve the following:
a)   the election of three directors;

b) to confirm or deny the acquisition of new assets (plastic location technology);

c) change of Company name to RF Technology, Inc;

d)   the increase of capitalization to
100,000,000 shares of common stock and
10,000,000 shares of preferred stock;

e)   a forward 3 to 1 split of the Company's
issued and outstanding shares.

     A copy of the Proxy Statement and
solicitation is incorporated into this report by reference.

     On October 18, 2000, the Company filed another
Proxy Statement and solicitation with the Securities and Exchange Commission, and mailed it to the stockholders of record on October 31, 2000.
A general meeting of stockholders was called for December 1, 2000 to resolve the following:
  a)   Adopt various amended articles of incorporation;

  b)   change the Company name to QuadraComm, Inc.;

  c) modify the contract for the acquisition of the plastics location device technology;

  d) reaffirm the actions approved during the January, 2000 shareholders meeting.

A copy of that latest Proxy Statement and solicitation is also incorporated into this report by reference.



                    PART II

Item 5    Market for Common Equity and Related
Stockholder Matters

     The Company's securities commenced trading over the NASD OTC BB market on October 2, 2000.

Item      6    Management Discussion and
Analysis or Plan of Operation

     Management has resurrected, expanded, and refocused the Company, establishing it as a viable and profitable entity. In addition to research and development efforts, and the acquisition of the plastic location technology, the Company is interested in expansion into a variety of niche markets in the telecommunications industry. Several specific targets of acquisition opportunity have been identified and are being investigated and researched for appropriate fit. None of the targeted companies have been closed into the Company through the end of the fiscal year.

     Managements Discussion and Analysis of
Financial Condition and Results of Operations.

     Through the Year 2000 the Company has been in the process of regenerating and focusing its activities into the newly planned venture, and performing the necessary business development tasks and "pre-marketing" tasks necessary to advertise a business with predictable opportunities. Until the commencement of securities trading and the deployment of a private placement program, the Company's initial needs were funded by the officers and directors through private loans. These loans include supplying funds for all typical start-up overjead activities and the development of data and materials necessary for a quality marketing plan. In addition, several possible sources of private funds have been identified and are being pursued.

     Liquidity and Capital Resources

     Subject to the execution of public business through one or more of the avenues of acquisition, the Company remains a development stage company and has not created any substantial revenues to date.
The ability of the Registrant to achieve its operational goals will depend upon its ability to fund its present programs and identify and obtain one or more of the businesses that are being pursued. Additional capital is needed to continue, and to expand its operations, but there is no assurance that such capital, in equity or debt form, will be available.


Results of Operations

     The Company has continually been a development stage company as it changed and matured its focus.
Activities generated only limited amount of revenues during its early years of operation and none during the past year. The Company has replanned its business, is seeking operating and expansion funds, and is looking for new opportunities with companies that may desire to join forces, in addition to moving towards the closures of its present targeted acquisitions.

Item 7    Financial Statements

     The audited Financial Statements for the fiscal year ended December 31, 2000 are attached hereto.

Item 8    Changes and Disagreements with
Accountants on Accounting and
Financial Disclosures

     There have been no changes and no disagreements with the data reviewed by the Company's independent outside auditor during the current audit.


                   Part III

Item 9    Directors, Executive Officers,
Promoters and Control Persons;
          Compliance with Section 16(a) of the
Exchange Act

     The Directors and Executive Officers of
the registrant are as follows:

Name                                   Age
Position                     Period of Service


Anthony V. Feimann    59    Director & Secretary    09/94 to
                                                     present

Eberhard Meuller      63    Director    01/2000 to present

Ronald T. Lambrecht   54    Director & Treasurer    01/2000
                                                   to present

Robert W. Ellis       59    Director & President    10/2000 to
                                                    present

     All of the Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and have qualified. There is no family relationship between any executive officer and director of the Company.


Business Experience of Directors and Officers.

Mr. Anthony Feimann holds a Bachelor of Arts degree in economics from the University of British Columbia. Since 1975 Mr. Feimann has operated as a private consultant on accounting and finance issues for publicly-held and privately-owned companies.

Mr. Eberhard Mueller has been involved in mining and exploration projects for more than thirty years.
He has been instrumental in financing several major exploration projects.

Mr. Ronald Lambrecht is a practicing CPA in the State of Montana and has over thirty years of experience in mining,real estate, private business, and accounting and finance. He is a broker/owner of a real estate business in Montana.

Mr. Robert Ellis is an experienced business executive with more than thirty years of experience in aerospace, electronics, and telecommunications. He is a degreed Accountant and CPA, but has spent the last twelve year in business and general management positions in both private and public companies.


Item 10   Executive Compensation

     During the year ended December 31, 2000, the Directors of the Company received no salary or benefits. At the present time none of the directors receives any form of compensation for their services. The Company's only Officer to receive any compensation during the Year 2000 was the President, Mr. Ellis, during his Fourth
Quarter tenure. Compensation for the applicable period was approximately $36,000.00.
     There is no formal policy or plan regarding payment of compensation to Directors, but should it pay them, it would be in conformance with general business considerations as to the payment of same.
     It is intended that Officers performing full-time duties will be paid salaries commensurate with contribution and consistent with normal similar-business practices.

     No retirement, pension, profit sharing,
stock option, special insurance programs, or similar abnormal programs have been adopted by the Registrant for the benefit of its employees. Only basic employee benefits for health insurance have been enacted at the present time.
     No executive officer or director of the
Company holds any options or warrants to purchase any of the Company's securities at this time.

Item      11   Security Ownership of Certain
Beneficial Owners and Management


(a)       Security ownership of certain
beneficial owners

     The following table sets forth
information, as of December 31, 2000, of persons known to the Company as being the beneficial owner of over 5% of the Company's
Common Stock:


Title         Name and Address of        Amount and
                Beneficial Owner     Nature of Beneficial
                                     Owner and Percent of
                                     Beneficial Ownership

Common        Richard E. Surran       1,000,000 (14.16%)
              9934 E. Wood Drive
              Scottsdale, AZ 85260



(b) Security Ownership of Management as of
December 31, 2000


Title      Name & Address of          Amount & Nature & Percent
of Class   Beneficial Owner           of Beneficial
Ownership

Common     Anthony V. Feimann, Sec'y     45,000         (0.6%)
           719 Eyremount Drive
           West Vancouver, B. C. V7S 2A3

Common     Ronald Lambrecht Treas.      330,000         (4.67%)
           610 Ninth Street, East
           Kalispell, Montana 59901

Common     Robert Ellis, President      0               (0%)
           8019 N. Himes Ave.
           Tampa, Florida 33614

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


QUADRACOMM, INC.

              /s/  Robert W. Ellis
      By:       Robert W. Ellis
      Date:     April 15, 2001
      Title     Director & President


                            EXHIBIT A








                      FINANCIAL STATEMENTS




                      QUADRACOMM, INC.

                    FINANCIAL STATEMENTS
                 December 31, 2000 and 1999








                       QUDRACOMM, INC.
                    Financial Statements
                 December 31, 2000 and 1999

                      TABLE OF CONTENTS


          Independent Auditor's Opinion:
               Alessandri & Alessandri, P.A.
               Janet Loss, C.P.A., P.C.

          Balance Sheets

          Statement of Operations

          Statement of Changes in Stockholders' Equity

          Statement of Cash Flows

          Notes to Financial Statements

          Consent of Independent Certified Public Accountant

































ALESSANDRI & ALESSANDRI, P.A.
Certified Public Accountants

                  Independent Auditors' Report

QuadrComm, Inc.
Tampa, Florida

     We have audited the accompanying balance sheet of QuadraComm, Inc. (a development stage company) (formerly, P.M. Management Systems, Inc.) ("Company"), as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 1999, were audited by other auditors whose report dated
March 18, 2000, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuadraComm, Inc., as of December 31, 2000, and the results of its operations and its cash flows, for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has not commenced operations. Accordingly, the Company is dependent upon the attainment of profitable operations, loans, and equity financing to conduct its operations, which situation raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                          /s/  Alessandri  &
Alessandri, P.A.

April 27, 2001



                  JANET LOSS, C.P.A., P.C.
                 Certified Public Accountant
           1780 South Bellaire Street, Suite 2100
                   Denver, Colorado 80222
                        303-782-0878



Board of Directors
P.M. Management Systems, Inc.
(Formerly named Process Based Management, Inc.)
404 Scott Point Drive
Salt Spring Island, BC Canada V8K 2R2


I have audited the accompanying balance sheets of P.M. Management Systems, Inc, (a development stage company) as of December 31, 1999 and 1998 and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 1999 and 1998.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to Above present fairly, in all material respects, the financial position of P.M. Management Systems, Inc (a development stage company), as of December 31, 1999 and 1998, and the results of its operations and its cash flow for the years ended December 31, 1999 and 1998.



S/S Janet Loss, C.P.A., P.C.
      Janet Loss, C.P.A., P.C.

March 18, 2000








                          QUADRACOMM, INC.
              (formerly P.M. Management Systems, Inc.)
                   (a development stage company)
                           BALANCE SHEETS
                     December 31, 2000 and 1999


                                                  2000          1999
                          ASSETS

CURRENT ASSETS
  Cash                                            $ 2,845
            Total Current Assets                    2,845
EQUIPMENT & FURNITURE
  Office Equipment & Furniture (net of             18,283
depreciation of $2,032)

OTHER ASSETS
  Miscellaneous advances (less allowance of              1
                           $51,986)
  Deposits                                             400
             Total Other Assets                        401

                   TOTAL                           $ 21529      None





     LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable
                                                   141,561     4,350
  Other liabilities
                                                    65,490
             Total Liabilities                      207051     4,350


STOCKHOLDERS' EQUITY
   Preferred stock-No par value in 1999;
$.001par value per share in 2000
     10,000,000 shares authorized; no shares                   1,000
issued in 2000
  Common Stock - No par value in 1999; $.001
par value in 2000
    100,000,000 shares authorized; shares
issued and outstanding
    7,259,600 and 2,020,000,  respectively                       74,150
                                            72,596
   Paid-in Capital
                                            202,004
  Deficit accumulated during the development                   (79,350)
stage                                        (460,122)
  Treasury stock                                                  (150)
         Total Stockholders' Equity                             (4,350)
                                            (185,522)

                   TOTAL                       $                  None
                                            21,529


       QUADRACOMM, INC.
  (formerly P.M. Management
        Systems, Inc.)
(a development stage company)
   STATEMENT OF OPERATIONS
           FOR THE YEARS  ENDED DECEMBER 31, 2000 AND 1999
   AND FOR THE PERIOD FROM  JANUARY 1, 1996 TO DECEMBER 31, 2000




                                                                 Since
                                           2000       1999    January 1,
                                                                 1996

SALES                                      None       None        None

COST OF SALES                              None       None        None

EXPENSES
  General and Administrative                 $          $           $
                                           378,740    4,350      458,090
  Depreciation and                           2,032                 2,032
Amortization
            Total  Expenses                380,772               460,122
                                                      4,350

NET LOSS                                         $     $           $
                                           380,772    4,350      460,122







Loss Per Share                           $           $
                                          0.050       0.002


Weighted average number of            7,009,578      2,020,000
shares











                       QUADRACOMM, INC.
           (formerly P.M. Management Systems, Inc.)
                 (a development stage company)
         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
 AND FOR THE PERIOD FROM JANUARY 1, 1996 TO DECEMBER 31, 2000



                                                                       Deficit
                                                                       Accumulated
                                         Common Stock and              During the
                              Preferred  Paid-In             Treasury  Development
                              Stock      Capital                       stage
                    Shares       $       Shares     $        Stock

Balance, January
1, 1996           1000000     1,000      10000000  1999150   (150)     (75,000)


Cancellation of
outstanding
shares                                  (7980000)  (1925000)



Balance, December
31, 1996           1000000    1,000      2020000    74,150    (150)    (75,000)

Net Loss
Balance, December  1000000    1,000      2020000    74,150    (150)    (75,000)
31, 1997

Net Loss
Balance, December  1000000    1,000      2020000    74,150    (150)    (75,000)
31, 1998

Net Loss                                                                (4,350)
Balance, December  1000000    1,000      2020000    74,150    (150)     (79350)
31, 1999

Cancellation of
preferred stock    (1000000)   (1,000)              1,000
Cancellation of
treasury stock                                       (150)     150
Stock split (3                           4040000
for 1)
Shares issued for
technology                               1000000
Sale of common
shares                                   198000      198000

Shares issued for
services                                  1,600       1,600
Net Loss                                                                (380,772)

Balance, December   None      None        7259600     274600    None    (460,122)













                          QUADRACOMM, INC.
              (fromerly P.M. Management Systems, Inc.)
                    (a development stage company)
                       STATEMENT OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
    AND FOR THE PERIOD FROM JANUARY 1, 1996 TO DECEMBER 31, 2000

                                                                Since
                                    2000          1999     January 1,
                                                                1996
CASH FLOWS FROM (TO) OPERATING
ACTIVITIES:
Net Income (Loss) From                     $             $          $
Operations:                        (380,772)       (4,350)  (460,122)
Add: Non-Cash Items
    Depreciation and                   2,032                    2,032
Amortization
    Allowance for doubtful            51,986                   51,986
advances
    Payment of expenses with           1,600                    1,600
common stock
Changes in Assets and
Liabilities:
     Miscellaneous receivables      (51,987)                 (51,987)
     Deposits                          (400)                    (400)
     Accounts payable & other        202,701         4,350    207,051
liabilities

Net Cash From (To) Operating       (174,840)             0  (249,840)
Activities

CASH FLOWS FROM (TO) INVESTING
ACTIVITIES:
Acquisition of Equipment            (20,315)                 (20,315)

Net Cash From (To) Investing        (20,315)                 (20,315)
Activities

CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:
Proceeds from sales of common        198,000                  270,155
stock

Net Cash From (To) Financing         198,000                  270,155
Activities

Increase (Decrease) in Cash            2,845                        0
Cash Balance, Beginning                    0                        0
Cash Balance, Ending                   2845         None         None



Supplemental Disclosure of Non-
Cash transactions:
   The Company issued 1,600 common shares in payment
     of certain expenses.









                      QUADRACOMM, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2000 and 1999

1.  HISTORY:

     The entity was incorporated under the laws of the State of Colorado on March 13, 1992 under the name Processed Based Management, Inc.; filed a Form 10 with the Securities and Exchange Commission on March 11, 1993; made a Regulation D filing on July 30, 1993; and, changed its name to PM
Management Systems, Inc., on May 5, 1994. On September 2, 1994 the entity declared a one for one stock dividend and in September 1994 acquired all of the units of a certain limited liability company for 7,980,000 of its common shares. The acquisition transaction was reversed in December in 1995 and the 7,890,000 common shares returned and cancelled. During the period from January 1996 to 2000, the entity has been dormant.

      In January 2000 the name was changed to RF Technology, Inc. and a three for one split was declared. Subsequently in December 2000 the Articles of Incorporation were amended to increase the authorized common shares to 100,000,000 and preferred shares to 10,000,000 and the par value was changed from no par value to a par value of $.001 per share for both the common and preferred shares. The name of the corporation was changed to QuadraComm, Inc. (hereinafter "Company").

      Also in 2000, the Company has embarked upon a program of seeking operating entities to acquire. In that connection, it has entered into letters of intent and a form of merger agreements to acquire certain of the operations entities. As of December 31, 2000, none of agreements had been finalized.

2.  BASIS OF ACCOUNTING:

     The  financial  statements of  the  Company  have  been
prepared in United States dollars in accordance with accounting principles generally accepted in the United States. Certain reclassifications have been made to conform prior year data to the current year presentations.

     The financial statements of the Company as of December 31, 2000 and 1999 and for the year and period then ended have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2000 the Company's assets totaled $21,529 and current liabilities aggregated $207,051. For the period from inception (January 1, 1996) to December 31, 2000, the Company has incurred, losses totaling $460,122. Such losses together with the absence of revenues has significantly impacted the liquidity and capital resources of the Company, and raises substantial doubt about the ability of the Company to continue as a going concern. No adjustments have been recorded in the financial statements of the Company to reflect the uncertainty of the going concern and the related realization of assets and satisfaction of liabilities.

  Management  expects to achieve its future cash needs  from
a   combination  of  sales  of  its  equity  securities  and
borrowings, pending attainment of profitable operations.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents are comprised of cash and highly liquid investments with a maturity of three months or less when purchased. The Company had no cash equivalents as of December 31, 2000 and 1999.

      EQUIPMENT : Equipment is stated at acquisition cost. The cost of replacements, renewals, and betterments, that neither add materially to the value of the equipment and furniture, nor appreciable prolong their lives are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of five years.
 .
     INCOME TAXES: The provision (benefit) for income taxes is based upon the pre-tax earnings (loss) reported in the financial statements, adjusted for transactions that may never enter in the computation of income taxes payable. A deferred tax asset or liability is recognized for the estimated future tax affect attributable to temporary differences in the recognition of income and expenses for financial statements and income tax purposes. A valuation allowance is provided in the event that the tax benefits are not expected to be realized.

      EARNINGS (LOSS) PER SHARE: Earnings (loss) per common share are based upon the weighted number of common shares outstanding during the period.

       USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      REVENUE RECOGNITION: Revenues will be recognized upon the delivery of the products and services..

      RESEARCH  &  DEVELOPMENT,  ADVERTISING,  AND  START-UP
COSTS: Research & development, advertising, and start-up costs are charged to expense as incurred.

      CONCENTRATIONS  OF  RISK and  CREDIT  RISK:    Company
operations hve not commenced, and hence there in no concentration or credit risk. The Company does not have a material concentration of accounts receivable or other credit risk.

      IMPAIRMENT OF LONG-LIVED ASSETS: The Company has not recognized any charges from the impairment of its long-lived assets, as it believes that its long-lived assets have not been impaired.

      FINANCIAL INSTRUMENTS:  Assets and liabilities,  as  a
matter   of   accounting  policy,  are  reflected   in   the
accompanying financial statements at values that the Company considers to represent their respective fair values.

4. Miscellaneous Advances:

      During 2000, the Company has made certain advances to, and/or incurred certain expenses on behalf of, aggregating approximately $52,000 to business units that it expects to acquire. Because there is no assurance nor explicit collateral or agreements for the repayment of such amounts, an allowance of like amount was recorded as of December 31, 2000.

5. Income Taxes:

         The Company will need to realize profits to utilize the accumulated losses that aggregated $460,000 as of December 31, 2000. Further, because of the nature of the losses they may not be deductible, except in reduced amounts over various periods of time. Accordingly, because of these uncertainties, a valuation allowance of an equal amount was established because the benefit is more likely than not to be lost.

6. Common and Preferred Stock:

      Common Stock: The Company is authorized to issue 100,000,000 shares of its $.001 par value common stock, of which 7,259,600 were outstanding as of December 31, 2000. Dividends are payable upon declaration by the board of directors, and the common shares do not have pre-emptive rights nor cumulative voting rights.

      During the first four months of 2001, sales of common shares aggregated 351,500 shares for a total $243,250.

      Preferred Stock: The Company is authorized to issue 10,000,000 shares of its $.001 par value preferred stock. No preferred shares were issued and outstanding as of December 31, 2000. The board of directors of the Company may issue the preferred stock in series and may determine the rights and preferences of each series.

7. Subsequent Events:

      In  January  2001, the Company acquired  International
Prepaid Systems, Inc., for 100,000 of the common shares of the Company and $50,000.





                  JANET LOSS, C.P.A., P.C.
                 Certified Public Accountant
            1780 South Bellaire Street, Suite 500
                   Denver, Colorado 80222
                        303-782-0878




     Consent of Independent Certified Public Accountant



QuadraComm, Inc.
   (formerly P.M. Management Systems, Inc.0
Tampa, Florida


     I hereby consent to the use in Form 10-KSB for the year
ended  December 31, 2000 of my report dated March  18,  2000 with respect to the financial statements of QuadraComm, Inc., as of December 31, 1999.




/s/ Janet Loss, C.P.A., P.C.


April 27, 2001