Form 10QSB
period 2001-03-31
QUADRACOMM INC
filed 2001-06-04
CIK 910415

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                Commission file Number 0 - 22678

                       QUADRACOMM, INC.
 (Formerly RF TECHNOLOGY, INC. & PM Management Systems, Inc.)
 Exact name of small business issuer as specified in its charter

 Colorado                                      84 - 1193941
(State or other jurisdiction of               I.R.S. Employer
incorporation or organization)         Identification No.

            8019 N. Himes Ave., Suite 310, Tampa, FL  33614
                       (Address of principal executive office)

                         (813) 496-9191
                    Issuer's telephone number


    RF Technology, Inc., 610 9th St. East, Kalispell, MT  59903
     (Former name, former address and former fiscal year, if
                   changed since last  report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS

  Check whether the registrant filed all documents and reports required
   To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
   Securities under a plan confirmed by a court.  Yes ____  No



              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date:
                       7,611,100 shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X





                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       The unaudited, but reviewed financial statements for the quarter ended March 31, 2001 are attached hereto as Exhibit A

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

            (a)    Plan of Operation.

During the fourth quarter of Year 2000 QuadraComm, Inc. began expanding from its technology base into communications products and services on an international basis. The company initially located four private companies with an interest in becoming part of a public communications entity. As such, Management developed acquisition contracts with each company. The plan was, and is, to roll each company into QuadraComm as the due diligence process is completed on each one and the necessary funding becomes available to support the closing of the acquisition. Once acquired the array of products and services offered will include prepaid phone cards, ATM machines, repair and refurbishment of multiple lines of pagers and cell phones (including the sales and fulfillment of completed product),development and manufacturing and deployment of transportable earth station facilities, and the participation in Africa Region telecommunications. Other companies and other products/services are continually being identified as possible candidates for acquisition or some form of joint participation.

Management continued the development of the previously identified
R&D projects in order to validate the future products during the Year 2000 and through the first quarter of 2001; however, no conclusion was reached concerning economic and technical viability. The search for other products and companies will be broadened in an effort to increase the Company's asset base and improve shareholder value over the long term.

During the first quarter of 2001 International Prepaid Systems,
Inc. ("IPS")was formally acquired and business was initiated. In the short term available financing will generally determine the timing for IPS expansion. Management has commenced with the placement of vending machines for the sale of prepaid phone cards in the Southwestern US.

Several financing sources were pursued during 2000 and Quarter
1,2001 in order to close out the authorized private placement. That activity should be successfully closed shortly.

 (b) Management's discussion and analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Registrant is now emerging from being a development stage company, but Company reported revenues will be paced by its ability to fund expansion in the acquisitions it can affordably close. Significant revenue from at least two Business Units should occur and be reported during the next quarter. In the interim, funding is being provided by loans from various officers, directors and friends of the company. The commencement of equity funding from the Company's ongoing private placement should occur shortly.




                             PART II

                        OTHER INFORMATION
Item 1.        Legal Proceedings

     None

Item 2.        Changes in Securities

     None

Item 3.        Defaults Upon Senior Securities

     Not Applicable

Item 4.     Submission of Matters to a Vote of Securities Holders

     None

Item 6.      Exhibits and Reports  on Form 8K

     None- the Company is currently preparing a Form 8K submittal for the Commission in order to bring all activities current. It is expected to be filed within the week.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


QuadrComm, Inc.

Dated May 15, 2001


/s/ Robert Ellis
       Robert Ellis, Director, President, & Acting CFO
                     QuadraComm, Inc.


/S/ Ronald Lambrecht
      Ronald Lambrecht, Director, Treasurer & Secretary
                        QuadraComm, Inc.







                      FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 2001



                         QUADRACOMM, INC.
             (formerly P.M. Management Systems, Inc.)
                  (a development stage company)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM JANUARY 1, 1996 TO MARCH 31, 2001



                                                                          Deficit
                                                                          Accumulated
                                          Common Stock and                During the
                              Preferred   Paid-In Capital       Treasury  Development
                              Stock                             Stock     Stage
                   Shares        $        Shares      $
Balance, January   1000000    1000        10000000    1999150   (150)     (75,000)
1, 1996


Cancellation of
outstanding
shares                                    (7980000)   (1925000)


Balance, December
31, 1996           1000000    1000        2020000     74,150    (150)     (75,000)

Net Loss
Balance, December  1000000    1000        2020000     74,150    (150)     (75,000)
31, 1997

Net Loss
Balance, December  1000000    1000        2020000     74,150    (150)     (75,000)
31, 1998

Net Loss                                                                   (4,350)
Balance, December  1000000    1000        2020000     74,150    (150)     (79,350)
31, 1999

Cancellation of    (1000000)  (1000)                   1000
preferred stock
Cancellation of
treasury stock                                          (150)    150
Stock split (3                            4040000
for 1)
Shares issued for                         1000000
technology
Sale of common
shares                                    198000      198000
Shares issued for
services                                  1,600       1,600
Net Loss                                                                  (380,772)
______________________________________________________________________________________
Balance, December   None       None       7259600     274,600   None      (460,122)
31, 2000

Sale of common
shares                                    245,000     241,500
Issuance of
shares for
     acquisition
                                          100,000         100
Issuance of shares for
collateral                                 50,000
Net Loss                                                                  (613,913)

Balance, March     None       None        7654600     516,200   None     (1,074,035)
31, 2001






                          QUADRACOMM, INC.
              (fromerly P.M. Management Systems, Inc.)
                    (a development stage company)
                CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE PERIODS END MARCH 31, 2001 AND 2000
      AND FOR THE PERIOD FROM JANUARY 1, 1996 TO MARCH 31, 2001

                                                                Since
                                       2001          2000     January 1,
                                                                1996
CASH FLOWS FROM (TO) OPERATING
ACTIVITIES:
Net Income (Loss) From                     $             $          $
Operations:                        (613,913)      (12,418) (1,074,035)
Add: Non-Cash Items
    Depreciation and                   2,176                    4,208
Amortization
    Allowance for doubtful           106,572                  154,558
advances
    Allowance for impairment of      161,478                  161,478
acquired net assets
    Payment of expenses with                                    1,600
common stock
Changes in Assets and
Liabilities:
     Miscellaneous receivables     (106,572)                (154,559)
     Deposits                       (16,409)                 (16,809)
     Accounts payable & other        226,749        20,000    435,366
liabilities

Net Cash From (To) Operating       (239,919)         7,582  (488,193)
Activities

CASH FLOWS FROM (TO) INVESTING
ACTIVITIES:
Acquisition of Equipment             (1,840)         (200)   (22,155)
Purchase of technology                            (20,000)
Net Cash From (To) Investing         (1,840)      (20,200)   (22,155)
Activities

CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:
Proceeds from sales of common        241,500        20,000    511,655
stock
Notes Payable                        (1,307)                  (1,307)
Cancellation of preferred stock                     -1,000
Net Cash From (To) Financing         240,193        19,000    510,348
Activities

Increase (Decrease) in Cash          (1,566)         6,382          0
Cash Balance, Beginning                2,845                        0
Cash Balance, Ending                  1,279          6,382       None



Supplemental Disclosure of Non-transactions:
   The Company has issued 1,600 common shares in payment
     of certain expenses;
100,000 common shares for an acquisition; and 50,000 shares as collateral.






              QUADRACOMM, INC.
  (formerly P.M. Management Systems, Inc.)
        (a development stage company)
    CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000
 AND FOR THE PERIOD FROM JANUARY 1, 1996 TO MARCH 31, 2001

                                                                Since
                                            2001     2000    January 1,1996

SALES
                                           $4,240   none        4,240

COST OF SALES                                 706   None          706

GROSS MARGIN                                3,534               3,534

EXPENSES
  General and Administrative              453,793   13,418    911,883
  Impairment of Acquired Net Assets       161,478             161,478
  Depreciation and Amortization             2,176               4,208
            Total  Expenses               617,447   13,418  1,077,569


NET LOSS                                  613,913   13,418  1,074,035

Loss Per Share                              $0.08     0.002


Weighted average number of shares       7,536,882  7,060,000













                          QUADRACOMM, INC.
              (formerly P.M. Management Systems, Inc.)
                   (a development stage company)
                    CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and 2000


                                                  2001          2000
                          ASSETS

CURRENT ASSETS
  Cash                                            1,279       6,382
  Inventory                                       3,765
            Total Current Assets                  5,044
EQUIPMENT & FURNITURE
  Office Equipment & Furniture (net of           39,290         200
depreciation of $9,911)

OTHER ASSETS
  Miscellaneous advances (less allowance of        1
$158,558)
  Deposits and other                             16,809      20,000
             Total Other Assets                  16,810

                   TOTAL                         61,144      26,582




     LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses
                                                512,786      24,350
  Notes Payable                                 106,193
             Total Liabilities                  618,979      24,350

STOCKHOLDERS' EQUITY
   Preferred stock-No par value in 1999;
$.001par value per share in 2000
     10,000,000 shares authorized; no shares
issued in 2000
  Common Stock - No par value in 1999; $.001
par value in 2000
    100,000,000 shares authorized; shares
issued and outstanding
    7,654,600 and 7,060,000,  respectively        7655      94,150

   Paid-in Capital                             508,545
  Deficit accumulated during the
  development  stage                        (1,074,035)    (91,768)
  Treasury stock                                              (150)
         Total Stockholders' Equity           (557,835)      2,232


                   TOTAL                       $61,144     $26,582





                        QUADRACOMM, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2001

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

     Effective January 1, 2001 the Company acquired International Prepaid Systems, Inc., for 100,000 shares of common stock and
$50,000 in cash. As of March 31, 2001, the common shares had been issued; however, payment of the cash portion has been deferred. The acquired entity is in the business of issuing prepaid telephone cards via vending machines.

2.  BASIS OF ACCOUNTING:

     The financial statements of the Company have been prepared in United States dollars in accordance with accounting principles
generally    accepted   in   the   United   States.       Certain
reclassifications have been made to conform prior year data to the current year presentations.

     The financial statements of the Company as of March 31, 2001 and for the period then ended have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2001 the Company's assets totaled $61,144 and current liabilities aggregated $618,979. For the period from inception (January 1, 1996) to March 31, 2001, the Company has incurred, losses totaling $1,074,000. Such losses together with the absence of revenues has significantly impacted the liquidity and capital resources of the Company, and raises substantial doubt about the ability of the Company to continue as a going concern. No adjustments have been recorded in the financial statements of the Company to reflect the uncertainty of the going concern and the related realization of assets and satisfaction of liabilities.

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

      IMPAIRMENT OF LONG-LIVED ASSETS: The Company recognizes charges from the impairment of its long-lived assets, when it believes that its long-lived assets have been impaired.

      FINANCIAL INSTRUMENTS: Assets and liabilities, as a matter of accounting policy, are reflected in the accompanying financial statements at values that the Company considers to represent their respective fair values.

4. Miscellaneous Advances:

      During 2000 and 2001, the Company has made certain advances to, and/or incurred certain expenses on behalf of, aggregating approximately $159,000 to business units that it expects to acquire. Because there is no assurance nor explicit collateral or agreements for the repayment of such amounts, an allowance of like amount has been recorded.

5. Income Taxes:

         The Company will need to realize profits to utilize the accumulated losses that aggregated $1,074,000 as of March 31, 2001. Further, because of the nature of the losses they may not be deductible, except in reduced amounts over various periods of time. Accordingly, because of these uncertainties, a valuation allowance of an equal amount was established because the benefit is more likely than not to be lost.

6. Common and Preferred Stock:

       Common Stock: The Company is authorized to issue 100,000,000 shares of its $.001 par value common stock, of which 7,654,600 were outstanding as of March 31, 2001. Dividends are payable upon declaration by the board of directors, and the common shares do not have pre-emptive rights nor cumulative voting rights.

      Preferred Stock: The Company is authorized to issue 10,000,000 shares of its $.001 par value preferred stock. No preferred shares were issued and outstanding as of March 31,
2001. The board of directors of the Company may issue the preferred stock in series and may determine the rights and preferences of each series.






ALESSANDRI & ALESSANDRI, P.A.
Certified Public Accountants


                  Independent Auditors' Report


Quadracomm, Inc.
Tampa, Florida


      We have reviewed the accompanying consolidated balance sheets of Quadracomm, Inc. ("Company") as of March 31, 2001 and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Quadracomm, Inc.

      A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

       As discussed in Note 2 to the condensed financial statements, certain conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Alessandri & Alessandri, P.A.

June 2, 2001






Accountants & Consultants
5121 Ehrlich Road  Suite 107-B  Tampa, Florida 33624
(813) 969-1995  Fax (813) 960-2740
Member: American Institute of Certified Public Accountants/Division of CPA Firms Member: Florida Institute of Certified Public
Accountants