Form 10QSB
period 2001-06-30
QUADRACOMM INC
filed 2001-08-21
CIK 910415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended    June 30, 2001
                                             -------------------

     [ ]  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF  THE
                                  EXCHANGE ACT

                       Commission file Number:   0 - 22678
                                               -------------

                                QUADRACOMM, INC.
          (Formerly RF TECHNOLOGY, INC. & PM Management Systems, Inc.)
         ---------------------------------------------------------------
         Exact name of small business issuer as specified in its charter


           Colorado                               84 - 1193941
-----------------------------------           -------------------
(State  or  other  jurisdiction  of            I.R.S.  Employer
  incorporation  or  organization)            Identification  No.


             8019 N. Himes Ave., Suite 310, Tampa, FL  33614
             -----------------------------------------------
                 (Address of principal executive office)


                                (813) 496-9191
                                --------------
                            Issuer's telephone number


           RF Technology, Inc., 610 9th St. East, Kalispell, MT  59903
           -----------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date:

                      10,970,250 shares, effective 7/30/01

            Transitional Small Business Disclosure Format (check one)
                                 Yes      No  X
                                     ---     ---

                              TABLE  OF  CONTENTS


                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . .     3

     Independent Auditors' Report . . . . . . . . . . . . . . . . . .     3

     Consolidated Balance Sheets as of June 30, 2001 and 2000
     (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . .     4

     Consolidated Statement of Operations for the six months ended
     June 30, 2001 and 2000 (unaudited) . . . . . . . . . . . . . . .     5

     Consolidated Statement of Cash Flows for the six months ended
     June 30, 2001 and 2000 (unaudited) . . . . . . . . . . . . . . .     6

     Consolidated Statement of Changes in Stockholders' Equity. . . .     7

     Notes to Consolidated Financial Statements (unaudited) . . . . .     8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . .     11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    12

SIGNATURES

ALESSANDRI  &  ALESSANDRI,  P.A.
CERTIFIED  PUBLIC  ACCOUNTANTS

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEPENDENT AUDITORS' REPORT


Quadracomm,  Inc.
Tampa,  Florida


     We have reviewed the accompanying consolidated balance sheets of Quadracomm, Inc. ("Company") as of June 30, 2001 and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Quadracomm, Inc.

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



                                        /s/  Alessandri  &  Alessandri,  P.A.


August  20,  2001


                            Accountants & Consultants
              5121 Ehrlich Road  Suite 107-B  Tampa, Florida 33624
                       (813) 969-1995  Fax (813) 960-2740
Member: American Institute of Certified Public Accountants/Division of CPA Firms
            Member: Florida Institute of Certified Public Accountants

                                          QUADRACOMM, INC.
                              (FORMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                                   (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED BALANCE SHEETS
                                       JUNE 30, 2001 AND 2000
---------------------------------------------------------------------------------------------------
                                                                                2001        2000
                                                                            ------------  ---------
ASSETS
CURRENT ASSETS
  Cash                                                                      $    (1,624)  $  6,382
  Inventory                                                                 $     3,379
                                                                            ------------  ---------
     Total Current Assets                                                         1,755
                                                                            ------------  ---------
EQUIPMENT & FURNITURE
  Office Equipment & Furniture (net of depreciation of $12,087)                  37,114        200
                                                                            ------------  ---------

OTHER ASSETS
  Miscellaneous advances (less allowance of $158,558)                                 1
  Deposits and other                                                             16,360     20,000
                                                                            ------------  ---------
     Total Other Assets                                                          16,361
                                                                            ------------  ---------
          TOTAL                                                             $    55,230   $ 26,582
                                                                            ============  =========




LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses                                           745,830     24,350
  Notes Payable                                                                 105,753
                                                                            ------------  ---------
     Total Liabilities                                                          851,583     24,350
                                                                            ------------  ---------

STOCKHOLDERS' EQUITY
   Preferred stock-No par value in 1999; $.001par value per share in 2000
     10,000,000 shares authorized; no shares issued in 2000
  Common Stock - No par value in 1999; $.001 par value in 2000
    100,000,000 shares authorized; shares issued and outstanding
    8,320,250 and 7,060,000,  respectively                                        7,655     94,150
   Paid-in Capital                                                              530,695
  Deficit accumulated during the development stage                           (1,334,703)   (91,768)
  Treasury stock                                                                              (150)
                                                                            ------------  ---------
     Total Stockholders' Equity                                                (796,353)     2,232
                                                                            ------------  ---------
          TOTAL                                                             $    55,230   $ 26,582
                                                                            ============  =========


                       See Notes to Financial Statements.

                                QUADRACOMM, INC.
                    (FORMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000
            AND FOR THE PERIOD FROM JANUARY 1, 1996 TO JUNE 30, 2001
-----------------------------------------------------------------------------
                                                                  SINCE
                                        2001        2000     JANUARY 1, 1996
                                     ----------  ----------  ----------------
SALES                                $    8,161  None        $          8,161

COST OF SALES                             1,967  None                   1,967
                                     ----------              ----------------

GROSS MARGIN                              6,194                         6,194
                                     ----------              ----------------

EXPENSES
  General and Administrative            714,946      13,418         1,173,036
  Impairment of Acquired Net Assets     161,478                       161,478
  Depreciation and Amortization           4,351                         6,383
                                     ----------  ----------  ----------------
            Total  Expenses             880,775      13,418         1,340,897
                                     ----------  ----------  ----------------

NET LOSS                             $  874,581  $   13,418  $      1,334,703
                                     ==========  ==========  ================




Loss Per Share                       $     0.11  $    0.002
                                     ----------  ----------


Weighted average number of shares     7,973,518   7,060,000
                                     ----------  ----------


                       See Notes to Financial Statements.

                                       QUADRACOMM, INC.
                           (FROMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                                (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE PERIODS END JUNE 30, 2001 AND 2000
                   AND FOR THE PERIOD FROM JANUARY 1, 1996 TO JUNE 30, 2001
---------------------------------------------------------------------------------------------
                                                                                    Since
                                                             2001       2000      January 1,
                                                                                     1996
                                                          ----------  ---------  ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net Income (Loss) From Operations:                        $(874,581)  $(12,418)  $(1,334,703)
Add: Non-Cash Items
    Depreciation and Amortization                             4,350                    6,382
    Allowance for doubtful advances                         118,345                  166,331
    Allowance for impairment of acquired net assets         161,478                  161,478
    Payment of expenses with common stock                                              1,600
Changes in Assets and Liabilities:
     Miscellaneous receivables                             (118,345)                (166,331)
     Deposits                                               (15,960)                 (16,360)
     Accounts payable & other liabilities                   604,268     20,000       812,885

                                                          ----------  ---------  ------------
Net Cash From (To) Operating Activities                    (120,445)     7,582      (368,718)
                                                          ----------  ---------  ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of Equipment                                    (28,886)      (200)      (49,201)
Purchase of technology                                                 (20,000)
                                                          ----------  ---------  ------------
Net Cash From (To) Investing Activities                     (28,886)   (20,200)      (49,201)
                                                          ----------  ---------  ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from sales of common stock                         147,052     20,000       420,109
Notes Payable                                                (2,190)                  (2,190)
Cancellation of preferred stock                                         -1,000
                                                          ----------  ---------  ------------
Net Cash From (To) Financing Activities                     144,862     19,000       417,919
                                                          ----------  ---------  ------------

Increase (Decrease) in Cash                                  (4,469)     6,382             0
CASH BALANCE, BEGINNING                                       2,845                        0
                                                          ----------  ---------  ------------
CASH BALANCE, ENDING                                      $  (1,624)  $  6,382   None
                                                          ==========  =========  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   The Company has issued 1,600 common shares in payment of certain expenses; 100,000 common shares for an acquisition; and 50,000 shares as collateral.


                       See Notes to Financial Statements.

                                                 QUADRACOMM, INC.
                                     (FORMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                                           (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE PERIOD FROM JANUARY 1, 1996 TO JUNE 30, 2001
------------------------------------------------------------------------------------------------------------------
                                                                                                        DEFICIT
                                                                  COMMON STOCK AND                    ACCUMULATED
                                                  PREFERRED       PAID-IN CAPITAL                     DURING THE
                                                    STOCK                                 TREASURY    DEVELOPMENT
                                      SHARES          $         SHARES          $          STOCK         STAGE
                                    -----------  -----------  -----------  ------------  ----------  -------------
Balance, January 1, 1996             1,000,000   $    1,000   10,000,000   $ 1,999,150   $    (150)  $    (75,000)

Cancellation of outstanding
      shares                                                  (7,980,000)   (1,925,000)
                                    -----------  -----------  -----------  ------------  ----------  -------------
Balance, December  31, 1996          1,000,000   $    1,000    2,020,000        74,150        (150)       (75,000)

Net Loss
                                    -----------  -----------  -----------  ------------  ----------  -------------
Balance, December 31, 1997           1,000,000   $    1,000    2,020,000        74,150        (150)       (75,000)

Net Loss
                                    -----------  -----------  -----------  ------------  ----------  -------------
Balance, December 31, 1998           1,000,000   $    1,000    2,020,000        74,150        (150)       (75,000)

Net Loss                                                                                                   (4,350)
                                    -----------  -----------  -----------  ------------  ----------  -------------
Balance, December 31, 1999           1,000,000   $    1,000    2,020,000        74,150        (150)       (79,350)

Cancellation of preferred stock     (1,000,000)      (1,000)                     1,000
Cancellation of treasury stock                                                    (150)        150
Stock split (3 for 1)                                          4,040,000
Shares issued for technology                                   1,000,000
Sale of common shares                                            198,000       198,000
Shares issued for services                                         1,600         1,600
Net Loss                                                                                                 (380,772)
                                    -----------  -----------  -----------  ------------  ----------  -------------

Balance, December 31, 2000          None         None          7,259,600   $   274,600   None        $   (460,122)

Sale of common shares                                            910,650       255,995
Issuance of shares for
     acquisition                                                 100,000           100
Issuance of shares for collateral                                 50,000
Net Loss                                                                                                 (874,581)
                                    -----------  -----------  -----------  ------------  ----------  -------------

Balance, June 30, 2001              None         None          8,320,250   $   530,695   None        $ (1,334,703)
                                    ===========  ===========  ===========  ============  ==========  =============


                       See Notes to Financial Statements.

                                QUADRACOMM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                  -------------

1.  HISTORY:
------------

     The entity was incorporated under the laws of the State of Colorado on March 13, 1992 under the name Processed Based Management, Inc.; filed a Form 10 with the Securities and Exchange Commission on March 11, 1993; made a Regulation D filing on July 30, 1993; and, changed its name to PM Management Systems, Inc., on May 5, 1994. On September 2, 1994 the entity declared a one for one stock dividend and in September 1994 acquired all of the units of a certain limited liability company for 7,980,000 of its common shares. The acquisition transaction was reversed in December in 1995 and the 7,980,000 common shares returned and cancelled. During the period from January 1996 to 2000, the entity has been dormant.

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

     Also in 2000 and 2001, the Company has embarked upon a program of seeking operating entities to acquire. In that connection, it has entered into letters of intent and a form of merger agreements to acquire certain of the operations entities. As of December 31, 2000 and June 30, 2001, none of the agreements had been finalized.

     Effective January 1, 2001 the Company acquired International Prepaid Systems, Inc., for 100,000 shares of common stock and $50,000 in cash. As of June 30, 2001, the common shares had been issued; however, payment of the cash portion has been deferred. The acquired entity is in the business of issuing prepaid telephone cards via vending machines.

2.  BASIS  OF  ACCOUNTING:
-------------------------

     The financial statements of the Company have been prepared in United States dollars in accordance with accounting principles generally accepted in the United States. Certain reclassifications have been made to conform prior year data to the current year presentations.

     The financial statements of the Company as of June 30, 2001 and for the period then ended have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2001 the Company's assets totaled $55,230 and current liabilities aggregated $851,583. For the period from inception (January 1, 1996) to June 30, 2001, the Company has incurred, losses totaling $1,334,703. Such losses, together with revenues of an immaterial amount, has significantly impacted the liquidity and capital resources of the Company, and raises substantial doubt about the ability of the Company to continue as a going concern. No adjustments have been recorded in the financial statements of the Company to reflect the uncertainty of the going concern and the related realization of assets and satisfaction of liabilities.

     Management expects to achieve its future cash needs from a combination of sales of its equity securities and borrowings, pending attainment of profitable operations.


3.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:
---------------------------------------------------

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

     REVENUE RECOGNITION: Revenues will be recognized upon the delivery of the products and services

     RESEARCH & DEVELOPMENT, ADVERTISING, AND START-UP COSTS: Research & development, advertising, and start-up costs are charged to expense as incurred.

     CONCENTRATIONS OF RISK and CREDIT RISK: Company operations have not commenced, and hence there is no concentration or credit risk. The Company does not have a material concentration of accounts receivable or other credit risk.

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

4.  MISCELLANEOUS  ADVANCES:
----------------------------

     During 2000 and 2001, the Company has made certain advances to, and/or incurred certain expenses on behalf of, aggregating approximately $159,000 to business units that it expects to acquire. Because there is no assurance nor explicit collateral or agreements for the repayment of such amounts, an allowance of like amount has been recorded.

5.  INCOME  TAXES:
------------------

        The Company will need to realize profits to utilize the accumulated losses that aggregated $1,334,703 as of June 30, 2001. Further, because of the nature of the losses they may not be deductible, except in reduced amounts over various periods of time. Accordingly, because of these uncertainties, a valuation allowance of an equal amount was established because the benefit is more likely than not to be lost.

6.  COMMON  AND  PREFERRED  STOCK:
----------------------------------

     Common Stock:  The Company is authorized to issue 100,000,000 shares of its
     -------------
$.001 par value common stock, of which 8,320,250 were outstanding as of June 30, 2001. Dividends are payable upon declaration by the board of directors, and the common shares do not have pre-emptive rights nor cumulative voting rights.

     Preferred  Stock:  The  Company is authorized to issue 10,000,000 shares of
     -----------------
its $.001 par value preferred stock. No preferred shares were issued and outstanding as of June 30, 2001. The board of directors of the Company may issue the preferred stock in series and may determine the rights and preferences of each series.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  RESULTS  OF  OPERATIONS.

During the first half of 2001, QuadraComm, Inc. ("QuadraComm" or the "Company") continued the expansion and maturation of its technology base into communications products and services for an international presence. During the fourth quarter of 2000, the Company identified four private companies with an interest in becoming part of the Company's planned public communications entity. As such, management of the Company developed acquisition contracts with each of the four companies. The plan was, and is, to roll each company into QuadraComm as the due diligence process is completed on each one, and as the necessary outside funding becomes available to support the closing of each acquisition, if viable. Once acquired, the array of products and services planned will include the following: prepaid phone cards and non-bank ATM machines; development, manufacturing and deployment of transportable earth station and satellite broadcast facilities; acquisition, repair, refurbishment and sale of pagers and cellular handsets; and participation in the development of Africa Region telecommunications. Other companies and other products/services are continually being identified and researched as possible candidates for acquisition or some form of joint participation. The Company has now finalized an agreement with a leader in the natural speech voice messaging market to become a primary international distributor. Contracts with licensees are currently under development.

Management of the Company continued the review and development of the previously identified research and development activities possible for international application; however, no final conclusions have been reached concerning economic and technical viability. The search for other products and companies has been broadened through outside consultants in an effort to increase the Company's asset base, broaden the product and service offering, and improve shareholder value over the long term.

During the first quarter of 2001, International Prepaid Systems, Inc. ("IPS") was formally acquired by the Company and business was commenced. For the immediate term, the availability of investor financing will generally determine the timing for IPS expansion. Test markets have been introduced by IPS management on a limited basis with the placement of vending machines for the sale of prepaid phone cards in the Southwestern US. In spite of phone card competition, the Company believes there are niche markets that offer significant growth opportunities if managed and controlled properly.

At the end of the second quarter of 2001, the contract for the acquisition of RF Scientific, Inc., the transportable communications systems company in Orlando, Florida was extended and modified. Management anticipates closing this key addition to QuadraComm very in the Third Quarter.

Several alternatives to financing have been pursued, and are still being worked in order to provide access to the funding needed to continue the Company's acquisitions and expansion. Initial sources are being finalized and funding should be successfully closed shortly. Management of the Company anticipated that additional actions will be necessary as the Company follows its growth plan.

Liquidity  and  Capital  Resources

The Company continues to emerge from being a development stage company with the commencement of product and service offerings, but generated revenues will be paced by its ability to fund operational working capital and expansion in the acquisitions it can affordably close. Revenue from two of the original Business Units is expected during the next quarter. In the interim, funding is being provided by loans from various officers, directors, private investors and friends of the Company. The growth in equity funding from a variety of sources should occur shortly, in spite of the investment market's performance over the past several months in support of new technology oriented companies.

                                     PART II
                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     None.

ITEM  2.  CHANGES  IN  SECURITIES.

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8K.

     The Company filed a Form 8-K, dated January 8, 2001, on May 31, 2001 and an amendment to that Form 8-K on June 13, 2001. The Form 8-K, and the amendment thereof, contained disclosure under Items 2, 4, 5, 6, and 9, and did not contain any financial statements.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                          QUADRCOMM,  INC.


Date:     August 20, 2001                 By:  /s/  Robert  Ellis
          ---------------                    -----------------------------------
                                          Name:  Robert  Ellis
                                          Title: Director,  President,  &
                                                 Acting  CFO


Date:     August 20, 2001                 By:  /s/  Ronald  Lambrecht
          ---------------                    -----------------------------------
                                          Name:  Ronald  Lambrecht
                                          Title: Director, Treasurer & Secretary