Form 10QSB
period 2001-09-30
QUADRACOMM INC
filed 2001-12-31
CIK 910415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (d)  OF  THE
     SECURITIES  AND  EXCHANGE  ACT  OF  1934

        For  the  quarterly  period  ended  September  30,  2001
                                           ---------------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (d)  OF  THE
     EXCHANGE ACT

                       Commission file Number: 0 - 22678
                                               ---------

                                QUADRACOMM, INC.
          (Formerly RF TECHNOLOGY, INC. & PM Management Systems, Inc.)
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     Colorado                  84 - 1193941
           -------------------------------  -------------------
          (State or other jurisdiction of    (I.R.S. Employer
           incorporation or organization)   Identification No.)

                 8019 N. Himes Ave., Suite 401, Tampa, FL  33614
                 -----------------------------------------------
                     (Address of principal executive office)

                                 (813) 496-9191
                                 --------------
                            Issuer's telephone number

State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date:

                      19,670,250 shares effective 12/15/01

            Transitional Small Business Disclosure Format (check one)
                                 Yes      No  X
                                     ---     ---

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----
PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements                                              3

      Consolidated Balance Sheet as of September 30, 2001 and 2000
      (unaudited)                                                            3

      Consolidated Statements of Operations for the nine months ended September 30, 2001 and 2000 and for the period from January 1, 1996
      to September 30, 2001 (unaudited)                                      4

      Consolidated Statements of Changes in Stockholders' Equity
      (unaudited)                                                            5

      Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 and for the period from January 1, 1996
      to September 30, 2001(unaudited)                                       6

      Notes to Consolidated Financial Statements (unaudited)                 7

Item  2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         11

PART II  -  OTHER INFORMATION                                               13

SIGNATURES                                                                  13

                                     PART I

                              FINANCIAL INFORMATION

ITEM  1.FINANCIAL  STATEMENTS.

                                            QUADRACOMM, INC.
                                (FORMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                                      (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED BALANCE SHEETS
                                       SEPTEMBER 30, 2001 AND 2000
---------------------------------------------------------------------------------------------------




                                                                                2001        2000
                                                                            ------------  ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $     3,236   $  6,382
  Inventory                                                                 $     3,518
                                                                            ------------  ---------
    Total Current Assets                                                          6,754
                                                                            ------------  ---------
EQUIPMENT & FURNITURE
  Office Equipment & Furniture (net of depreciation of $14,124)                  35,077        200
                                                                            ------------  ---------

OTHER ASSETS
  Miscellaneous advances (less allowance of $369,520)                                 1
  Deposits and other                                                             16,360     20,000
                                                                            ------------  ---------
    Total Other Assets                                                           16,361
                                                                            ------------  ---------

      TOTAL                                                                 $    58,192   $ 26,582
                                                                            ============  =========




                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses                                           779,858     24,350
  Notes Payable                                                                 198,975
                                                                            ------------  ---------
    Total Liabilities                                                           978,833     24,350
                                                                            ------------  ---------

STOCKHOLDERS' EQUITY
   Preferred stock-No par value in 1999; $.001par value per share in 2000
     10,000,000 shares authorized; no shares issued in 2000
  Common Stock - No par value in 1999; $.001 par value in 2000
    100,000,000 shares authorized; shares issued and outstanding
    21,270,250 and 7,060,000,  respectively                                       7,655     94,150
   Paid-in Capital                                                              780,695
  Deficit accumulated during the development stage                           (1,708,991)   (91,768)
  Treasury stock                                                                              (150)
                                                                            ------------  ---------
    Total Stockholders' Equity                                                 (920,641)     2,232
                                                                            ------------  ---------

      TOTAL                                                                 $    58,192   $ 26,582
                                                                            ============  =========


                        See Notes to Financial Statements

                                   QUADRACOMM, INC.
                       (FORMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                            (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
            AND FOR THE PERIOD FROM JANUARY 1, 1996 TO SEPTEMBER 30, 2001
------------------------------------------------------------------------------






                                                                   SINCE
                                        2001         2000     JANUARY 1, 1996
                                     -----------  ----------  ----------------
SALES                                $    11,506  None        $          8,161

COST OF SALES                              2,486  None                   1,967
                                     -----------              ----------------

GROSS MARGIN                               9,020                         6,194
                                     -----------              ----------------

EXPENSES
  General and Administrative             881,979      13,418         1,173,036
  Impairment of Acquired Net Assets      369,521                       161,478
  Depreciation and Amortization            6,389                         6,383
                                     -----------  ----------  ----------------
            Total  Expenses            1,257,889      13,418         1,340,897
                                     -----------  ----------  ----------------

NET LOSS                             $ 1,248,869  $   13,418  $      1,334,703
                                     ===========  ==========  ================







LOSS PER SHARE                       $     0.078  $    0.002
                                     -----------  ----------


WEIGHTED AVERAGE NUMBER OF SHARES     16,169,163   7,060,000
                                     -----------  ----------


                        See Notes to Financial Statements

                                                           QUADRACOMM, INC.
                                               (FORMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE PERIOD FROM JANUARY 1, 1996 TO SEPTEMBER 30, 2001
--------------------------------------------------------------------------------------------------------------------------------



                                                                                                            DEFICIT ACCUMULATED
                                                  PREFERRED   COMMON STOCK AND                                  DURING THE
                                                    STOCK      PAID-IN CAPITAL                  TREASURY        DEVELOPMENT
                                      SHARES          $            SHARES             $          STOCK             STAGE
                                    -----------  -----------  -----------------  ------------  ----------  ---------------------
Balance, January 1, 1996             1,000,000   $    1,000         10,000,000   $ 1,999,150   $    (150)  $            (75,000)

Cancellation of outstanding
      shares                                                        (7,980,000)   (1,925,000)


                                    -----------  -----------  -----------------  ------------  ----------  ---------------------
Balance, December  31, 1996          1,000,000   $    1,000          2,020,000        74,150        (150)               (75,000)

Net Loss
                                    -----------  -----------  -----------------  ------------  ----------  ---------------------
Balance, December 31, 1997           1,000,000   $    1,000          2,020,000        74,150        (150)               (75,000)

Net Loss
                                    -----------  -----------  -----------------  ------------  ----------  ---------------------
Balance, December 31, 1998           1,000,000   $    1,000          2,020,000        74,150        (150)               (75,000)

Net Loss                                                                                                                 (4,350)
                                    -----------  -----------  -----------------  ------------  ----------  ---------------------
Balance, December 31, 1999           1,000,000   $    1,000          2,020,000        74,150        (150)               (79,350)

Cancellation of preferred stock     (1,000,000)      (1,000)                           1,000
Cancellation of treasury stock                                                          (150)        150
Stock split (3 for 1)                                                4,040,000
Shares issued for technology                                         1,000,000
Sale of common shares                                                  198,000       198,000
Shares issued for services                                               1,600         1,600
Net Loss                                                                                                               (380,772)
                                    -----------  -----------  -----------------  ------------  ----------  ---------------------

Balance, December 31, 2000          None         None                7,259,600   $   274,600   None        $           (460,122)

Sale of common shares                                                2,860,650       505,995
Issuance of shares for
     acquisition                                                       100,000           100
Issuance of shares for collateral                                       50,000
S-8 Consulting contract shares                                      11,000,000
Net Loss                                                                                                             (1,248,869)
                                    -----------  -----------  -----------------  ------------  ----------  ---------------------

Balance, September 30, 2001         None         None               21,270,250   $   780,695   None        $         (1,708,991)
                                    ===========  ===========  =================  ============  ==========  =====================


                        See Notes to Financial Statements

                                               QUADRACOMM, INC.
                                   (FROMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                                        (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             FOR THE NINE MONTHS END SEPTEMBER 30, 2001 AND 2000
                        AND FOR THE PERIOD FROM JANUARY 1, 1996 TO SEPTEMBER 30, 2001
                        -------------------------------------------------------------


                                                                                               Since
                                                                       2001        2000      January 1,
                                                                                                1996
                                                                   ------------  ---------  ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net Income (Loss) From Operations:                                 $(1,248,869)  $(12,418)  $(1,334,703)
Add: Non-Cash Items
    Depreciation and Amortization                                        6,387                    6,382
    Allowance for doubtful advances                                    329,307                  166,331
    Allowance for impairment of acquired net assets                    161,478                  161,478
    Payment of expenses with common stock                                                         1,600
Changes in Assets and Liabilities:
     Miscellaneous receivables                                        (329,307)                (166,331)
     Deposits                                                          (15,960)                 (16,360)
     Accounts payable & other liabilities                              638,296     20,000       812,885

                                                                   ------------  ---------  ------------
Net Cash From (To) Operating Activities                               (458,668)     7,582      (368,718)
                                                                   ------------  ---------  ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of Equipment                                               (28,886)      (200)      (49,201)
Purchase of technology                                                            (20,000)
                                                                   ------------  ---------  ------------
Net Cash From (To) Investing Activities                                (28,886)   (20,200)      (49,201)
                                                                   ------------  ---------  ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from sales of common stock                                    397,052     20,000       420,109
Notes Payable                                                           90,893                   (2,190)
Cancellation of preferred stock                                                    (1,000)
                                                                   ------------  ---------  ------------
Net Cash From (To) Financing Activities                                487,945     19,000       417,919
                                                                   ------------  ---------  ------------

Increase (Decrease) in Cash                                                391      6,382             0
CASH BALANCE, BEGINNING                                                  2,845                        0
CASH BALANCE, ENDING                                               $     3,236   $  6,382   None
                                                                   ============  =========  ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   The Company has issued 1,600 common shares in payment of certain expenses; 100,000 common shares for an acquisition; and 50,000 shares as collateral, and 11,000,000 shares for consulting contracts.


                        See Notes to Financial Statements

                                QUADRACOMM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
--------------------------------------------------------------------------------


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

Also in 2000 and 2001, the Company has embarked upon a program of seeking operating entities to acquire. In that connection, it has entered into letters of intent and a form of merger agreements to acquire certain of the operations entities. As of December 31, 2000 and June 30, 2001, none of the agreements had been finalized. An agreement was finalized in August of 2001. As of September 30, 2001, additional letters of intent have been entered into, with no formal agreements finalized.

Effective January 1, 2001 the Company acquired International Prepaid Systems, Inc., for 100,000 shares of common stock and $50,000 in cash. As of September 30, 2001, the common shares had been issued; however, payment of the cash portion has been deferred. The acquired entity is in the business of issuing prepaid telephone cards via vending machines.

2.  BASIS  OF  ACCOUNTING:
-------------------------

The financial statements of the Company have been prepared in United States dollars in accordance with accounting principles generally accepted in the United States. Certain reclassifications have been made to conform the prior year data to the current year presentations.

The financial statements of the Company as of September 30, 2001 and for the period then ended have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2001 the Company's assets totaled $58,192 and current liabilities aggregated $978,833. For the period from inception (January 1, 1996) to September 30, 2001, the Company has incurred, losses totaling $1,248,869. Such losses, together with revenues of an immaterial amount, has significantly impacted the liquidity and capital resources of the Company, and raises substantial doubt about the ability of the Company to continue as a going concern. No adjustments have been recorded in the financial statements of the Company to reflect the uncertainty of the going concern and the related realization of assets and satisfaction of liabilities.

Management expects to achieve its future cash needs from a combination of sales of its equity securities and borrowings, pending attainment of profitable operations.


3.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:
---------------------------------------------------

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents are comprised of cash and highly liquid investments with a maturity of three months or less when purchased. The Company had no cash equivalents as of September 30, 2001, December 31, 2000 and 1999.

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

4.  MISCELLANEOUS  ADVANCES:
----------------------------

During 2000 and 2001, the Company has made certain advances to, and/or incurred certain expenses on behalf of other entities, aggregating approximately $369,521 to business units that it expects to acquire or merge. Because there is no assurance nor explicit collateral or agreements for the repayment of such amounts, an allowance of like amount has been recorded.

5.  INCOME  TAXES:
------------------

The Company will need to realize profits to utilize the accumulated losses that aggregated $1,248,869 as of September 30, 2001. Further, because of the nature of the losses they may not be deductible, except in reduced amounts over various periods of time. Accordingly, because of these uncertainties, a valuation allowance of an equal amount was established because the benefit is more likely than not to be lost.

6.  COMMON  AND  PREFERRED  STOCK:
----------------------------------

Common  Stock:  The  Company  is  authorized  to issue 100,000,000 shares of its
--------------
$.001 par value common stock, of which 21,270,250 were outstanding as of September 30, 2001. Dividends are payable upon declaration by the board of directors, and the common shares do not have pre-emptive rights nor cumulative voting rights.

Preferred  Stock:  The  Company  is authorized to issue 10,000,000 shares of its
-----------------
$.001 par value preferred stock. No preferred shares were issued and outstanding as of September 30, 2001. The board of directors of the Company may issue the preferred stock in series and may determine the rights and preferences of each series.

7.  SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  ITEMS:
--------------------------------------------------

The company entered into a number of Consulting Contracts during the third quarter of 2001. In exchange for services to be provided over the next twelve months, the Company issued 11,000,000 shares of common stock. The various consulting contracts were entered into to allow the company to seek additional funding, identify potential merger and acquisition candidates, and other related services. As of September 30, 2001, there has been no progress made under the contracts due to the current market conditions.


8.  SUBSEQUENT  EVENTS  -  R.F.  SCIENTIFIC,  INC.
--------------------------------------------------

In August 2001, the Company entered into an agreement with R.F. Scientific, Inc.(RFS), a Florida Corporation for a merger of RFS into the Company in exchange for stock and cash. The agreement was later amended in November of 2001 which changed the agreement to a strictly stock for stock exchange. Under this agreement, RFS would become a wholly owned subsidiary of the Company. The Company issued 12,500,000 shares to RFS and received 500,000 shares of RFS. The Company also advanced the Company $202,875 as an advance for operations.

Due to complications with the merger details and the effects of the September terrorist actions, RFS and the Company agreed to "unwind" the entire merger agreement. RFS has returned the 12,500,000 shares of common stock and the Company has cancelled such shares. The Company returned the 500,000 of RFS stock as well. The Company and RFS are in negotiations over the return of the advance fees of $202,875. Such agreement has not been fully executed, but is expected to be completed and the Company will receive a promissory note from RFS for the advances, payable over a period of twenty four months. The first payment will be due in March of 2002 bearing interest at 1.75% over the Bank of America LIBOR rate.

9.  SUBSEQUENT  EVENTS  -  FUTURECOM  GLOBAL,  INC.
---------------------------------------------------


The Company has committed to issue 250,000 shares of restricted common stock to FutureCom Global, Inc. in exchange for a cash infusion of $7,500 effective November 19, 2001. As of December 28, 2001, such shares have not been issued.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the period ended September 30, 2001 (prepared by management).

                Special Note Regarding Forward Looking Statements

Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Plan  of  Operation
-------------------

During the first three quarters of the year ending December 31, 2001, QuadraComm, Inc. (the "Company") continued to implement its detailed plan of acquiring a specific technology base of communications products and services. During the fourth quarter of year ended December 31, 2000, the Company had identified, and initiated discussions with, four private companies that had specific technologies of interest to the Company and that had expressed an interest in becoming part of the Company. As such, management of the Company had been negotiating acquisition agreements with each of the four private companies. The plan was to roll each company into the Company as the due diligence process was completed for each, and as the necessary outside funding became available to support the closing of the acquisition.

The Company intends to have an array of products and services that includes prepaid phone cards and non-bank ATM machines; acquisition, repair, refurbishment and sale of pagers and cellular handsets; and participation in the development of Africa Region telecommunications.

Other companies and other products and services have been continually identified and researched as possible additional candidates for acquisition or some form of joint participation. For instance, the Company has now finalized an agreement with a leader in the natural speech voice messaging market that will enable the Company to become a primary international distributor of telephone reminder systems and services. Contracts with licensees have been initiated, but not yet closed.

Management continued the review and development of the previously identified research and development activities with potential international application; however, no final conclusions were reached during the current quarter concerning economic and technical viability. The search for other products and companies has been broadened through contracts with several outside consultants in an effort to increase the Company's asset base, broaden its product and service offerings, and improve shareholder value over the long term.

The tightness of the investment market in technology, and more specifically in telecommunications products and services, however, has made raising funds for the Company's expansion extremely difficult. Several promising participants decided to wait for better market conditions. Finally, the events surrounding mid-September made the money-raising efforts practically impossible. As a result, most of the planned acquisition activities are on hold until conditions improve. Since the planned acquisitions proved to be unaffordable, the consulting efforts were also abandoned for the immediate term. Once conditions improve, the Company will re-evaluate its direction and expansion.

During the first quarter of 2001, International Prepaid Systems, Inc. ("IPS") was formally acquired and business was initiated. However, the availability of investor financing will generally determine the timing for IPS business growth. Test markets have been introduced by IPS management on a limited basis with the placement of vending machines for the sale of prepaid phone cards in the Southwestern region of the United States. In spite of phone card competition, the Company believes there are niche markets that offer significant growth opportunities if managed and controlled properly.

At the end of the second quarter of 2001, the contract for the acquisition of RF Scientific, Inc., the transportable communications systems company in Orlando, Florida, was finalized and later closed during August, 2001. Due to subsequent events outside of the control of the Company, such as the downturn in the economy, market conditions and the lack of expansion funding, the companies were unable to effectively continue operations as a combined entity. As a result, the Boards of Directors of both the Company and RF Scientific have resolved to "unwind" the acquisition transaction effective on the original closure date in August 2001, and to return the two companies as close as possible to their positions immediately preceding the closing of the merger.

Several alternatives for financing are being pursued by management of the Company to provide access to funding needed to continue the Company's acquisitions and expansion when the economy improves. Initial sources are being utilized as much as possible to keep the Company operating at minimal levels. In the interim, mergers with other companies are being investigated as a possible alternative. The Company is in the midst of finalizing an agreement to acquire another company in what would effectively be a reverse takeover of the company by the shareholders of the acquired company. Both companies are in the midst of conducting due diligence activities. No final agreement has yet been reached by either party, but the negotiations continue.


Liquidity  and  Capital  Resources
-------------------------------

Generated revenues will be paced by the Company's ability to find expansion avenues where sales activities already exist or to fund operational working capital and expansion in the acquisitions it can affordably close.

Significant revenue from any existing opportunities is not expected until the first quarter of next year. In the interim, minimal funding is being provided by loans from various officers, directors, private investors and friends of the company. Equity funding and/or loans from outside sources are necessary for the Company to meet its objectives for stability and growth.

The Company may not be successful in its efforts to raise equity financing and/or to generate enough revenue to sustain its operations. There is doubt regarding the Company's ability to continue as a going concern.

                                     PART II

                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     None.

ITEM  2.  CHANGES  IN  SECURITIES.

The 12,500,000 shares of the Company's common stock that had been issued to the shareholders of RF Scientific, Inc. during the third quarter of 2001 in connection with the acquisition of RF Scientific, Inc. have been returned to the Company as part of the "unwinding" activities.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

The Company intends to file an amendment to the Form 8-K dated August 21, 2001 disclosing the unwinding of the merger transaction with RF Scientific.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       QUADRCOMM,  INC.



Date: December 28, 2001                By: /s/ Robert Ellis
      -------------------                  -------------------
                                           Robert Ellis
                                       Title: Director, President, &
                                              Acting  CFO


Date: December 28, 2001                By: /s/ John Hockins
      -------------------                  -------------------
                                           John Hockins
                                       Title: Director, Treasurer & Secretary