Form 10KSB
period 2001-12-31
QUADRACOMM INC
filed 2002-04-16
CIK 910415

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   ------------------------------------------
                                   FORM 10-KSB
(Mark one)
[X]  Annual report under section 13 or 15(d) of the Securities Exchange
     Act of 1934
                  For the fiscal year ended  December 31, 2001
                                             -----------------
                                       OR
[ ]  Transition report under section 13 or 15(d) of the Securities Exchange
     Act of 1934
        For the transition Period from                   to
                                       -----------------    --------------------

                       Commission file number:   0-22678
                                              -------------

                                QuadraComm, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

              Colorado                                  84 - 1193941
---------------------------------           ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

 8019 N. Himes Avenue, Suite 401, Tampa, FL                33614
 ------------------------------------------            --------------
 (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (813) 496-9191

Securities registered under Section 12(b) of the Act:   None
                                                      --------------------------

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par
                                                      --------------------------
                                                                value
                                                      --------------------------
                                                           (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject to such filing requirements for the past 90 days.
   Yes  X     No
       ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's  revenues  for  its  most  recent  fiscal  year:     $Nil
                                                              ------------

As of April 8, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $214,000, based on the closing trade reported on the Pink Sheets operated by the National Quotation Bureau. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

On April 8, 2002, the registrant had 21,890,250 shares of common stock, $0.001 par value per share, issued and outstanding.

Documents  incorporated  by  reference:    None.
                                        ----------

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                           QUADRACOMM, INC.

                                              INDEX TO
                                    ANNUAL REPORT ON FORM 10-KSB
                                FOR THE YEAR ENDED DECEMBER 31, 2001


PART I                                                                                         PAGE
Item 1   Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Item 2   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
Item 3   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
Item 4   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . .     5

PART II
Item 5   Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . .     6
Item 6   Management's Discussion and Analysis of Financial Condition or Plan of Operation . .     7
Item 7   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
Item 8   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure    11

PART III
Item 9   Directors, Executive Officers, Promoters and Control Persons; Compliance With
         Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . . .    11
Item 10  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Item 11  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . .    15
Item 12  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .    15
Item 13  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .    16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

                                     PART I

FORWARD-LOOKING  STATEMENTS
---------------------------

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Registrant. These forward-looking statements involve risks and uncertainties, including those statements incorporated by reference into this Form 10-KSB. The actual results that the Registrant achieves may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Registrant assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this Annual Report on Form 10-KSB and in the Registrant's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

CORPORATE  BACKGROUND

QuadraComm, Inc. (the "Company") was incorporated under the laws of the State of Colorado on March 13, 1992, under the name Processed Based Management, Inc. On March 26, 1993, the Company changed its name to PM Management Systems, Inc., on January 10, 2000 the Company changed its name to RF Technology, Inc., and on December 1, 2000 the Company changed its name to QuadraComm, Inc. During the first two years of its initial existence, the Company focused on building a business that consisted of providing tools to support business process-improvement projects. As a management consulting services business, the Company was marketing its expertise in the areas of (i) management computer software, (ii) advertising and marketing services, and (iii) general business management advice related to computer software.

On September 5, 1994, the Company acquired all of the outstanding ownership interests in Ad-A-Cab America, LLC, a Wyoming Limited Liability Company that held the exclusive North American marketing rights for a taxicab rooftop advertising system. To effect the reorganization pursuant to Section 368(a) (1)
(B) of the Internal Revenue Code, the Company Issued 7,980,000 shares of its previously authorized but unissued common stock. Ad-A-Cab America, LLC had entered into a license agreement with Ad-A-Cab Limited, a Hong Kong corporation, for the exclusive North American rights for a rooftop mounted advertising system.

On December 18, 1995, the Company's directors concluded that, in spite of some success in Australia, the Ad-A-Cab concept was not feasible in the North
American market. As result of this conclusion, the directors decided to write-off the investment in Ad-A-Cab America, LLC. On January 22, 1996, the Company returned both outstanding Ownership Units, representing 100% of the ownership of Ad-A-Cab America, LLC in exchange for the return of 7,980,000 shares of the Company's common stock, which was then cancelled.

After several years of inactivity, during the year 2000, the Company completely revised its objectives, restarted its efforts, and began searching for new business opportunities. On February 8, 2000, the Company entered into formal agreements with Richard E. Surran of Scottsdale, Arizona to acquire the exclusive worldwide rights and the underlying technology for an original device to be used in the detection of plastics buried underground. Consideration was to be one million (1,000,000) restricted shares of the Company's common stock and a payment of fifty thousand dollars ($50,000) no later than ninety days after the Company commenced publicly trading on a recognized exchange or quotation service. However, difficulties in funding the venture and delays in adequate progress in furthering development of the technology led the Company to reverse its decision to pursue the project. The stock was returned and the contracts were cancelled.

By the end of the third quarter of 2000, the officers relocated the Company to Tampa, Florida in order to be closer to the telecommunications businesses being considered for acquisition. The Company conducted due diligence with respect to four telephony companies targeted for acquisition. The four companies consisted of a company that distributed prepaid phone cards and ATM products, a company that repaired, refurbished and distributed cellular phones and pagers, a company that developed, manufactured and sold transportable earth stations, and a company that operated as a telephone company in the African Region of the world.

On January 1, 2001, the Company completed an acquisition of the first company, International Prepaid Systems, Inc., a Texas corporation ("IPS"), a distributor of prepaid phone cards and non-bank ATM machines. Test markets were initiated in the Southwestern United States, and plans developed for expansion into defined client and customer arenas. Due to a lack of adequate funding, however, the program has been temporarily halted.

In  August  2001,  the  Company  entered  into  an  agreement  to  acquire  R.F.
Scientific, Inc. ("RFS"), a Florida-based developer and manufacturer of transportable earth stations and other satellite driven communications systems, for stock and cash. The agreement was later amended in November of 2001, which changed the agreement to a strictly stock for stock exchange. Under this agreement, RFS became a wholly owned subsidiary of the Company. The Company issued 12,500,000 shares of its common stock to RFS shareholders and received all 500,000 shares of RFS common stock outstanding. The Company also advanced RFS $202,875 to fund its operations.

Due to subsequent events outside of the control of the Company, such as the downturn in the economy, market conditions and the lack of expansion funding, the Company and RFS were unable to effectively continue operations as a combined entity. As a result, the Boards of Directors of both the Company and RFS have resolved to "unwind" the acquisition transaction effective on the original closure date in August 2001, and to return the two companies as nearly as possible to their positions immediately preceding the closing of the business combination. With that objective in mind, the shareholders of RFS have returned 12,500,000 shares of the Company's common stock, which shares have been cancelled by the Company. The Company also returned the 500,000 shares of RFS common stock to the shareholders of RFS. The Company and RFS are currently negotiating the return of the advance of $202,875 made by the Company to RFS.

The Company's principal executive offices are at 8019 N. Himes Avenue, Suite 401, Tampa, Florida, 33614.

PLANNED  FUTURE  OPERATIONS

The Company's attempts to enter the telecom industry through acquisitions or new business ventures have not succeeded. However, the economy and the shortfalls in attracting new investment funding have caused the Company to re-evaluate its timing and its basic business ventures.

Alternatives for financing are currently being pursued by management of the Company to provide access to funding needed to sustain the Company's business. The Company is currently operating at minimal levels. The Company is in the midst of negotiating an agreement to acquire FutureCom Global, Inc. ("FutureCom"), a Nevada corporation in the business of the development, design, marketing, sales and service of unique wireless products, platforms, in what would effectively be a reverse takeover of the Company by the shareholders of FutureCom. The Company anticipates receiving funding from FutureCom in connection with the business combination. Both companies are currently conducting due diligence. No agreement has been finalized or executed to date.

Because the Company presently has nominal overhead and few other material financial obligations, and is seeking outside investment to provide short-term working capital, management of the Company believes that the Company's short-term cash requirements can be satisfied. Requirements to date have been met through the minor issuance of the Company's common stock or by loans from officers, directors and existing shareholders. There can be no assurance, however, that any additional funds will be available on terms acceptable to the Company or at all.

EMPLOYEES

As of April 8, 2002, the Company had five employees and no permanent or fulltime consultants. Of those persons, two were classified as executive officers, two as administrative personnel, and one as sales and marketing. The Company's employees do not belong to a collective bargaining unit, and the Company is not aware of any labor union organizing activity.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

The Company's principal executive offices are located at 8019 N. Himes Avenue, Suite 401, Tampa, Florida, 33614. There it rents approximately 1,500 square feet at a monthly rate of $960.00 from Grand Bay Commercial Properties of Tampa, Florida. There is no lease in effect at the present time.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

Late in the year 2000, the Company hired a direct ad marketing firm to run a "mail-in" advertising campaign for the Company. The vendor billed the Company approximately $3,000 for the services rendered in during early 2001. The Company disputes the accuracy of the ad, the benefit received, and, therefore, the amount due. The Company and the vendor's collection personnel are scheduled to mediate the collections dispute during the second quarter of 2002.

During the last quarter of the year 2000 and early 2001, a temporary-help employment agency provided services to the Company in the amount of approximately $15,000. The Company has been unable to pay the amount owing by the due date, and due to a disbursement error mid-2001, the service provider's collection attorneys are now claiming that the Company owes it three times the amount of the original bill. The Company is planning to settle the dispute during the second quarter of 2002 directly with the employment agency.

In January, 2001, a national publication ran an advertisement about the Company in a special supplement on the Tampa Bay Area. The advertisement failed to include the Company's address and telephone number, failed to generate any significant participation, and, therefore, did not benefit the Company. However, the Company has been billed $30,000 for the advertisement. The Company is in the process negotiating a reduced-amount settlement regarding the amount to be paid for the advertisement.

In January, 2001, the Company was contacted by the National Association of Securities Dealers (the "NASD") concerning its business activities in the fourth quarter of 2000. The Company accumulated information responsive to the NASD's request and provided it to the NASD. The Company is not aware of any further activity with respect to this matter.

In December, 2001, RF Scientific, Inc. ("RFS") and the Company began negotiating a mutual release and settlement to unwind the share exchange transaction that took place in August, 2001 and resulted in the acquisition of RFS by the Company. Both companies have expressed their desire to unwind the transaction and have, in fact, returned the respective shares of common stock that had been exchanged. However, the companies have not yet reached agreement on the repayment of $202,875, which was advanced to RFS by the Company in 2001. RFS has thus far declined to repay the $202,875, principally due to a lack of funds, and has cited as justification for its non-payment unspecified damages it suffered as a result of the share exchange.

Except as described above, to the knowledge of the Company's executive officers and directors, neither the Company nor its subsidiaries are party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the shareholders during the quarterly period ended December 31, 2001.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

The Company's common stock is traded on the Pink Sheets operated by the National Quotation Bureau under the symbol "QDRA." The Company's securities were trading on the NASD's Over-the-Counter Bulletin Board (the "OTC BB") market from October 2000 through December 2001. Although all filings are current at this time, a late filing of the Company's report on Form 10-QSB for the third quarter ended September 30, 2001 caused the Company's stock to be delisted from the OTC BB. The Company intends to re-apply to be listed on the OTC BB. The following table sets forth, for the periods indicated, the range of high and low bid prices of the Company's common stock as quoted by various market makers for the quarterly periods indicated.


    October 2, 2000 to December 31, 2001:      High Bid*   Low Bid*
                                               ----------  ---------
        October to December                    $     2.56  $    0.25
        January to March                       $     1.62  $    0.25
        April to June                          $     0.45  $    0.13
        July to September                      $     0.71  $    0.05
        October to December                    $     0.07  $    0.02

     * The above market quotations were taken from FreeRealTime.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Company's securities are subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of the Company's securities to buy or sell in any market that may develop.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." (A "penny stock" is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions). Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-7 under the
Securities and Exchange Act of 1934, as amended. The rules may further affect the ability of owners of the Company's shares to sell their securities in any market that may develop for them. Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

     - control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
     - manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
     - "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
     - excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
     - the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

HOLDERS  OF  RECORD

On April 8, 2002, the Company's issued and outstanding common stock totaled 21,890,250 shares, held by approximately sixty-five shareholders of record and by an undetermined number of additional shareholders through nominee or street name accounts with brokers.

DIVIDENDS

The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The Company intends to reinvest its earnings, if any are achieved, in the continued development and operation of its business. Any payment of dividends would depend upon the Company's pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

The Company issued the following shares of its common stock since the date of the financial statements in the latest Form 10-QSB filed by the Company:

- The Company has offered and sold 3,164,250 shares of common stock pursuant to a $10 million private placement that commenced in September, 2000 to accredited investors. The $10 million private placement is still open and has raised approximately $745,750 to date from a total of seven investors. The most recent sales were made in March, 2002, and consisted of 240,000 shares (out of the 3,164,250 shares) sold at $0.05 per share for total proceeds to the Company of $12,000. The Company believes that the offer and sale of its common stock through the private placement is exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"). In addition, for those investors who reside outside the United States, the offer and sale is believed to be exempt pursuant to Regulation S under the Securities Act. The following shareholders of the Company purchased shares of common stock through the private placement: Armadillo, Ltd.; Vestech, Ltd.; XIT, Ltd.; H. Lauritz Holdings; R. Markle Investment Trust; FutureCom Global, Inc.; and P. Cahill.


ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
--------------------------------------------------------------------------------
OPERATION
---------

The following discussion should be read in conjunction with the consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this annual report. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the "Outlook: Issues and Uncertainties" section of this Form 10-KSB.

OVERVIEW

The Company is a Colorado corporation, incorporated on March 13, 1992 under the name Processed Based Management, Inc. Since inception, the Company has been a development stage company.

On January 1, 2001, the Company acquired International Prepaid Systems, Inc., a Texas corporation ("IPS"), a distributor of prepaid phone cards and non-bank ATM machines. In connection with the acquisition of IPS, John Hockins became a director and executive officer of the Company in September, 2001, and continues to be a director and executive officer of IPS. Test markets were initiated in the Southwestern United States, and plans developed for expansion into defined client and customer arenas. Due to a lack of adequate funding, however, the program has been temporarily halted.

BASIS  OF  PRESENTATION

The Company has prepared its consolidated financial statements on a going concern basis in accordance with generally accepted accounting principles in the United States. This going concern basis of presentation assumes that the Company will continue operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As described below under Liquidity and Capital Resources, there is substantial uncertainty about the Company's ability to continue as a going concern. The Company's financial statements do not include adjustments that might result from the outcome of this uncertainty.

PLAN  OF  OPERATIONS

The acquisition of technology or other businesses must be extremely focused in order to generate short-term benefits. Towards that end, during the latter part of 2001, the Company identified a merger partner, FutureCom Global, Inc.
("FutureCom"), with a complementary business plan related to the telephony industry. FutureCom owns certain technology rights and is developing an array of telecommunications products and services. A definitive agreement is currently being negotiated between the Company and FutureCom Global to effect a reverse takeover of the Company by the shareholders of FutureCom. If the business combination agreement is executed by the Parties, the Company anticipates proceeding with the following changes prior to the closing of the merger with
FutureCom: (i) change the domicile of the Company from Colorado to Delaware by merging the Company with and into a wholly-owned subsidiary corporation of the Company, formed solely for the purpose of changing the Company's State of domicile; (ii) change the name of the Company; and (iii) reduce the number of issued and outstanding shares of common stock of the Company in order to accommodate the proposed post-merger capital structure. These changes would be subject to the approval of a majority of the issued and outstanding shares of the Company's common stock.

If the acquisition of FCG proceeds, the Company anticipates that its business will become the business of FutureCom, which consists of the development, design, marketing, sales and service of wireless products, platforms, and other services including convergence devices, prepaid wireless telecommunications, cellular docking stations and wireless modem cards across all primary international wireless protocols.

Company activities generated only a limited amount of revenues during its early years of operation and during the past year. The Company does not anticipate generating significant revenue over the next 12 months or longer unless it acquires FutureCom or some other going-concern organization.

The amount of operating expenses the Company anticipates incurring will depend on a number of factors, including the timing and effort required to conclude the merger. As of December 31, 2001, the Company has an accumulated deficit incurred during its development stage of approximately $3,123,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

No material commitments for capital expenditures were made during the year ended December 31, 2001.

As of December 31, 2001, the Company had a net stockholders' deficit of approximately $1,086,000, with accumulated losses during the development stage of approximately $ 3,123,000, including a loss of approximately $2,663,000 during the current year. The current working capital deficit is approximately $1,137,000 compared with a working capital deficit of approximately $204,000 the previous year. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

The nominal amounts of cash needed to sustain the Company have been fulfilled through private loans and advances from officers, directors and shareholders, in addition to the sales of existing private placement shares. Although it is anticipated that this kind of activity will continue to fund minimal operations, monies for more strategic plans will likely be satisfied only with the conclusion of the business combination with FutureCom. The Company plans to continue to utilize a combination of debt and/or equity financings to fund its short-term needs, although there can be no assurance that the Company will have access to additional financing on acceptable terms, or at all. Even if the merger with FutureCom closes there can be no assurance that the combined entity will have access to adequate financial resources on acceptable terms, or at all.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The adoption of SAB 101 has not had a material effect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company adopted FIN 44 in accounting for employee stock options.

In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000.

OUTLOOK:  ISSUES  AND  UNCERTAINTIES

Shareholders and prospective purchasers of the Company's Common Stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

BUSINESS  RISKS
---------------

     THE COMPANY'S CONTINUED OPERATION DEPENDS UPON A SUCCESSFUL BUSINESS COMBINATION WITH FUTURECOM

The Company currently has no active business operations and does not anticipate having a definitive business plan until it acquires technology or another business. Therefore, the Company's future business operation depends upon its ability to successfully merge with FutureCom. The Company is currently negotiating with FutureCom to effect a reverse takeover. If the companies fail to reach a definitive agreement and consummate the business combination, the Company may not be able to fund its business over the next year, which would Severely impair its ability to continue operating.

     THE COMPANY REQUIRES DEBT OR EQUITY FUNDING, WHICH MAY NOT BE AVAILABLE AND MAY DILUTE THE OWNERSHIP INTERESTS OF INVESTORS.

The Company's ultimate success depends on its ability to raise additional capital either through debt or equity financing. The Company must secure enough funds to pay its current liabilities and fund the acquisition of FutureCom.
There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If unavailable, the Company's operations could be severely limited, and it may not be able to implement its business plan. If equity financing is used to raise additional working capital, the ownership interests of existing shareholders may be diluted.

     THE COMPANY DEPENDS UPON ROBERT ELLIS TO IMPLEMENT ITS BUSINESS PLAN, AND THE LOSS OF MR. ELLIS WOULD SIGNIFICANTLY AFFECT ITS BUSINESS OPERATIONS.

The Company is dependent on Robert Ellis, its President, to implement its business plan, and the loss of Mr. Ellis would affect the Company's ability to implement its business plan to acquire FutureCom Global, Inc. There is no assurance that Mr. Ellis will continue to manage the Company's affairs in the future. The Company has not obtained key man insurance with respect to any of its employees.

     THE COMPANY MAY ENTER INTO NEW LINES OF BUSINESS, WHICH ITS SHAREHOLDERS ARE NOT GIVEN THE OPPORTUNITY TO EVALUATE.

In the event of a business combination, acquisition, or change in shareholder control, the Company may enter into a new line of business which an investor did not anticipate and in which that investor may not want to participate. The Company may make investments in or acquire complementary products, technologies and businesses, or businesses completely unrelated to its current business plan. Similarly, an asset acquisition or business combination would likely include the issuance of a significant amount of the Company's common stock, which may result in a majority of the voting power being transferred to new investors. New investors may replace the Company's management. New management may decide not to continue to implement the Company's current business plan, and may decide to enter into a business completely unrelated to the current business plan which an investor did not anticipate and in which that investor may not want to participate. In such a case, an investor could lose its entire investment on a business decision it did not get to evaluate at the time of investing in the Company.

INVESTMENT  RISK
----------------

     THE COMPANY'S COMMON STOCK CEASED TRADING ON THE OTC BULLETIN BOARD IN DECEMBER 2001 AS A RESULT OF THE LATE FILING OF ITS QUARTERLY REPORT ON FORM 10-QSB FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001, WHICH HAS HAD A NEGATIVE IMPACT ON THE PRICE OF ITS STOCK.

The Company's common stock has been delisted from the OTC BB and currently trades on the National Quotation Bureau's Pink Sheets. The price of the Company's common stock has fallen and will more than likely continue to decline if it does not resume trading on the OTC BB. The Company's stock will continue to trade on the Pink Sheets until such time as it reapplies for inclusion on the OTC BB. The Company intends to try to return to trading its common stock on the OTC BB but cannot ensure that it will be successful.

     BOARD OF DIRECTORS' AUTHORITY TO SET RIGHTS AND PREFERENCES OF PREFERRED STOCK MAY PREVENT A CHANGE IN CONTROL BY STOCKHOLDERS OF COMMON STOCK.

Preferred shares may be issued in series from time to time with such designation, rights, preferences and limitations as the Company's Board of Directors determines by resolution and without shareholder approval. This is an anti-takeover measure. The Board of Directors has exclusive discretion to issue preferred stock with rights that may trump those of common stock. The Board of Directors could use an issuance of Preferred Stock with dilutive or voting preferences to delay, defer or prevent common stockholders from initiating a change in control of the Company or reduce the rights of common stockholders to the net assets upon dissolution. Preferred stock issuances may also discourage takeover attempts that may offer premiums to holders of the Company's common stock.

     STOCKHOLDERS DO NOT HAVE THE AUTHORITY TO CALL A SPECIAL MEETING THEREBY DISCOURAGING TAKEOVER ATTEMPTS.

Pursuant to the Company's articles of incorporation, only the Company's Board of Directors has the power to call a special meeting of the stockholders, thereby limiting the ability of stockholders to effect a change in control of the Company.

     LIMITED LIABILITY OF THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE STOCKHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM.

The Company's articles of incorporation and bylaws contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage stockholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the stockholders. In addition, a stockholder's investment in the Company may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by the Company pursuant to the indemnification provisions of the articles of incorporation and by-laws. The impact on a stockholder's investment in terms of the cost of defending a lawsuit may deter the stockholder from bringing suit against one of the Company's officers or directors. The Company has been advised that the SEC takes the position that this provision does not affect the liability of any director under applicable federal and state securities laws.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Financial statements and supplementary data are set forth on pages F-1 through F-9.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.


                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

On November 1, 2001 the Board of Directors of the Company accepted the resignation of James Abbott and has not filled the vacancy as of April 8, 2002.

The following table sets forth the name, age and position of each Director and Executive Officer of the Company as of December 31, 2001.


NAME             AGE         POSITION                    TERM
---------------  ---  -----------------------  -------------------------
Robert W. Ellis   60  Director, President and  October 2000 to present
                      Treasurer

John Hockins      58  Director and Secretary   September 2001 to present


All of the directors of the Company will hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. There is no family relationship between any executive officer and director of the Company.

ROBERT  W.  ELLIS  -  DIRECTOR,  PRESIDENT  AND  TREASURER
----------------------------------------------------------

Mr. Robert Ellis is an experienced business executive with more than 30 years of experience in aerospace, electronics, and telecommunications. He is a degreed Accountant and CPA, has a broad background in business, project and financial management, and systems development, but has spent the last 12 years in business and general management positions, as Consultant, CFO, COO, and/or President in both private and public companies, including Tiernay Turbines, Omni Telecommunications, DebitFone International, Intercontinental Marketing, SATX and Far East Asia-Tel.

JOHN  HOCKINS  -  DIRECTOR  AND  SECRETARY
------------------------------------------

Mr. John Hockins is the President of the Company's IPS subsidiary in addition to being an officer and director of the Company. He has more than 35 years of international experience in technology companies along with a degree in Electrical Engineering. He is a member of the Institution of Incorporated Engineers of London, United Kingdom. Mr. Hockins' experience includes 20 years with ITT where he gained applied knowledge in research and development engineering, manufacturing processes, sales and marketing, and business planning and systems.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Directors, officers and beneficial owners of more than 10% of the outstanding common stock of the Company are required by Section 16(a) of the Securities
Exchange Act of 1934, as amended, to report to the Securities and Exchange Commission their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock. Mr. Ellis and Mr. Hockins have filed with the SEC Forms 3. These forms were filed after their due dates as follows:

                                                  NUMBER OF TRANSACTIONS NOT
NAME OF REPORTING PERSON  NUMBER OF LATE REPORTS  REPORTED ON A TIMELY BASIS
------------------------  ----------------------  --------------------------
Robert W. Ellis           Form 3                                           0
------------------------  ----------------------  --------------------------
John Hockins              Form 3                                           0
------------------------  ----------------------  --------------------------

The Company has received a written representation from Mr. Ellis and Mr. Hockins that no Forms 5 are required.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

The following table sets forth the compensation that the Company has paid to its President for the year ended December 31, 2001. No executive officer received more than $100,000 in annual compensation during the year ended December 31, 2001. The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers. The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the President's salary and bonus. No other compensation was granted for the periods covered.

================================================================================================
                                     SUMMARY COMPENSATION TABLE
================================================================================================

                  Annual Compensation                Long-Term Compensation
                  --------------------               ---------------------------------
                                                     Awards                   Pay-Outs
                                                     -----------------------  --------

                                             Other                Securities  All
                                            Annual   Restricted   Under                 Other
Name and                                    Compen-    Stock      lying                 Compen-
Principal              Salary      Bonus    sation    Award(s)    Options/    LTIP      sation
Position      Year      ($)         ($)       ($)        ($)      SARs (#)    Payouts      ($)
================================================================================================
ROBERT        2001  $145,000 (1)       -0-     -0-           -0-        -0-       -0-        -0-
W. ELLIS      2000     -0-             -0-     (2)           -0-        -0-       -0-        -0-
Director and
President
================================================================================================

(1) The total paid and accrued compensation to Mr. Ellis was approximately $145,000.00, in addition to reimbursable expenses, during the year 2001.

(2) Mr. Ellis received 275,000 shares of the Company's common stock on October 1, 2000 as compensation for services to be rendered as President of the Company.

STOCK OPTION GRANTS

The following table sets forth information with respect to options to purchase Common Stock granted to each of the Company's directors and officers during its most recent fiscal year ended December 31, 2001:

-------------------------------------------------------------------------------
              Common Shares    % of Total
                  Under       Options/SARs   Exercise or Base
              Options/SARs     Granted to          Price
                 Granted      Employees in   ($/Common Share)
Name                #        Financial Year                     Expiration Date
-------------------------------------------------------------------------------
ROBERT              -0-      N/A             N/A                N/A
W. ELLIS
Director and
President
-------------------------------------------------------------------------------

EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

The following is a summary of options to purchase Common Stock exercised by our officers, directors and employees during the financial year ended December 31,2001:

-----------------------------------------------------------------------------------------

                    AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
              FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES

-----------------------------------------------------------------------------------------

                                                                     Value of Unexercised
              Common Shares                    Unexercised Options       in-the-Money
               Acquired on       Aggregate         at Financial        Options/SARs at
                 Exercise     Value Realized       Year-End (#)       Financial Year-End
Name               (#)              ($)                ($)
-----------------------------------------------------------------------------------------
ROBERT             -0-        N/A              N/A                   N/A
W. ELLIS
Director and
President
-----------------------------------------------------------------------------------------


OUTSTANDING  STOCK  OPTIONS  AND  OTHER  BENEFITS

No health, retirement, pension, profit sharing, stock option grants, special insurance programs or similar benefits have been adopted by the Company for its officers or directors at this time. No executive officer or director of the Company holds any options or warrants to purchase any of the Company's securities at this time.

COMPENSATION  OF  DIRECTORS

Directors are not compensated for their service as directors. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company.

EMPLOYMENT  CONTRACTS

Robert W. Ellis has an employment agreement with the Company for a four-year term ending in September, 2004 and may be renewed by mutual agreement between the parties. The agreement provides for an initial base salary of $144,000 to be paid to Mr. Ellis on an annual basis. In addition, it entitles the following: performance bonuses; medical health benefits; leased vehicles; office space; office equipment and supplies; expense reimbursement; indemnification from any claim or lawsuit which may be asserted against him when acting in their official capacity for the Company provided that the indemnification is not in violation of any federal or state law or rule or regulation of the Securities and Exchange Commission; and options to purchase shares of common stock of the Company. The employment agreement also contains certain provisions with respect to confidentiality, noncompetition and termination.

2001  STOCK  OPTION / PERFORMANCE  AWARD  PLAN

The Board of Directors of the Company adopted and approved the Company's 2001 Stock Option Performance Award Plan (the "Plan"). The purpose of the Plan is to enable the Company to offer its officers, directors, employees and consultants and advisors equity interests in the Company, thereby attracting, retaining and rewarding such personnel. The Company believes that increased share ownership by such persons more closely aligns stockholder and employee interests by encouraging a greater focus on the profitability of the Company. There is reserved for issuance under the Plan an aggregate of 10,000,000 shares of the Company's common stock. All of the reserved shares may, but need not, be issued pursuant to the exercise of stock options or through award grants. Options granted under the Plan may be either "incentive stock options," as defined in
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or "non-statutory options". A copy of the Plan may be found as an exhibit to the Company's registration statement on Form S-8 filed with the SEC on July 12, 2001. As of December 31, 2001, 10,000,000 performance stock awards had been granted at prevailing market prices on the dates of grant.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth as of April 8, 2002 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each shareholder known to the Company to beneficially owns more than five percent of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                                PERCENTAGE OF
NAME AND POSITION                          NUMBER OF SHARES  OUTSTANDING SHARES
-----------------------------------------  ----------------  -------------------
Robert W. Ellis - Director and President            275,000                1.26%
8019 N. Himes Ave.
Tampa, Florida 33614

-----------------------------------------  ----------------  -------------------
John Hockins - Director and Secretary                40,500                0.19%
1722 Avenida Crescenta
San Clemente, California  92672

-----------------------------------------  ----------------  -------------------
R. Markle Investment Trust                        1,600,000                7.31%
P.O. Box 541182
Houston, Texas  77254

-----------------------------------------  ----------------  -------------------
ALL CURRENT DIRECTORS AND
OFFICERS AS A GROUP (2 Persons)                     315,500                1.44%
-----------------------------------------  ----------------  -------------------

CHANGE  IN  CONTROL

If the Company executes a definitive agreement to merge with FutureCom, the expectation is that the merger would result in a reverse takeover of the Company whereby a majority of the outstanding common stock of the Company would be held by current FutureCom shareholders immediately following the effective date of the merger and the officers and directors of the Company would be replaced with officers and directors selected by FutureCom.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

No transactions with management or other parties occurred during the year that would otherwise be reported under this section.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS

Exhibit
Number          Description
------          -----------
3.1             Amended and Restated Articles of Incorporation dated December
                1, 2000

3.2 Articles of Amendment regarding Series A Preferred Stock dated October 23, 2001

3.3             Bylaws

4.1             Specimen Stock Certificate for Shares of Common Stock of the
                Company

4.2*            2001 Stock Option / Performance Stock Plan

10.1            Employment Agreement Between QuadraComm, Inc. and Robert W.
                Ellis

21.1            List of Subsidiaries

* Filed on July 12, 2001, as an exhibit to the Company's registration statement on Form S-8 and incorporated herein by reference.


REPORTS  ON  FORM  8-K

A report on Form 8-K dated August 21, 2001 was filed by the Company on October 24, 2001. The report contained an Item 2 disclosure regarding the acquisition of RF Scientific, Inc., a private Florida corporation. As discussed under the section of this Form 10-KSB entitled "Legal Proceedings" above, the Company and RF Scientific, Inc. are currently negotiating to unwind the transaction.


SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                QUADRACOMM, INC.

                                By:  /s/  Robert W. Ellis
                                   ------------------------
                                   Robert  W.  Ellis
                                   President  and  Director

                                Date:  April 12, 2002
                                     -----------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            By:  /s/  Robert W. Ellis      Date:  April 12, 2002
                               ----------------------           ----------------
                               Robert W. Ellis
                               President and Director

                            By:  /s/  John Hockins         Date:  April 12, 2002
                               --------------------             ----------------
                               John  Hockins
                               Secretary  and  Director

                        QUADRACOMM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                                        INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Balance Sheet as at December 31, 2001 and 2000 (audited) . . . . . . . . . . . . . . . . . . . . . . .  F-3

Statements of Operations for the years ended December 31, 2001 and 2000, and the period from
March 13, 1992 (inception) to December 31, 2001 (audited). . . . . . . . . . . . . . . . . . . . . . .  F-4

Statements of Stockholders Equity for the years ended December 31, 2001 and 2000, and the period from
March 13, 1992 (inception) to December 31, 2001 (audited). . . . . . . . . . . . . . . . . . . . . . .  F-5

Statement of Cash Flow for the years ended December 31, 2001 and 2000, and the period from
March 13, 1992 (inception) to December 31, 2001 (audited). . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Financial Statements (audited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

ALESSANDRI & ALESSANDRI, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT

QuadraComm,  Inc.
Tampa,  Florida

     We have audited the accompanying consolidated balance sheet of QuadraComm, Inc. and Subsidiaries (a development stage company) (formerly, P.M. Management Systems, Inc.) ("Company"), as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 1999, were audited by other auditors whose report dated March 18, 2000, expressed an unqualified opinion on those financial statements.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuadraComm, Inc., and Subsidiaries (formerly P.M. Management Systems, Inc.) as of December 31, 2001, and the results of its consolidated operations and its cash flows, for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has not commenced operations. Accordingly, the Company is dependent upon the attainment of profitable operations, loans, and/or equity financing to conduct its operations, which situation raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                        /S/ ALESSANDRI & ALESSANDRI, P.A.

April 4, 2002


                            Accountants & Consultants
              5121 Ehrlich Road  Suite 107-B  Tampa, Florida 33624
                       (813) 969-1995  Fax (813) 960-2740
Member: American Institute of Certified Public Accountants/Division of CPA Firms
            Member: Florida Institute of Certified Public Accountants

                                             QUADRACOMM, INC.
                                 (FORMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                                      (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED BALANCE SHEETS
                                        DECEMBER 31, 2001 AND 2000
----------------------------------------------------------------------------------------------------


                                                                                2001         2000
                                                                            ------------  ----------
                                          ASSETS

CURRENT ASSETS
  Cash                                                                      $     3,161   $   2,845
  Inventory                                                                       3,518
                                                                            ------------  ----------
                      Total Current Assets                                        6,679       2,845
                                                                            ------------  ----------

EQUIPMENT & FURNITURE
  Office Equipment & Furniture (net of depreciation of $14,302)                  34,899      18,283
                                                                            ------------  ----------

OTHER ASSETS
  Miscellaneous advances (less allowance of $357,529)                                 1           1
  Deposits                                                                       16,640         400
                                                                            ------------  ----------
                     Total Other Assets                                          16,641         401
                                                                            ------------  ----------

                               TOTAL                                        $    58,219   $  21,529
                                                                            ============  ==========


                  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                          $   304,091   $ 141,561
  Accrued Expenses                                                              700,026
  Other liabilities                                                              85,541
  Notes Payable                                                                  54,093      65,490
                                                                            ------------  ----------
                   Total Liabilities                                          1,143,751     207,051
                                                                            ------------  ----------

STOCKHOLDERS' EQUITY
   Preferred stock-No par value in 1999; $.001par value per share in 2001
    10,000,000 shares authorized; no shares issued in 2001
   Common Stock - No par value in 1999; $.001 par value in 2001
    100,000,000 shares authorized; shares issued and outstanding
    24,045,172 and 7,259,600,  respectively                                      24,045      72,596
   Paid-in Capital                                                            2,013,107     202,004
  Deficit accumulated during the development stage                           (3,122,684)   (460,122)
                                                                            ------------  ----------

                     Total Stockholders' Equity                              (1,085,532)   (185,522)
                                                                            ------------  ----------

                               TOTAL                                        $    58,219   $  21,529
                                                                            ============  ==========



                      See Notes to Consolidated Statements.

                                           QUADRACOMM, INC.
                               (FORMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                                    (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                     AND FOR THE PERIOD FROM JANUARY 1, 1996 TO DECEMBER 31, 2001
------------------------------------------------------------------------------------------------



                                                                                     SINCE
                                                        2001         2000       JANUARY 1, 1996
                                                    --------------------------------------------
SALES                                               $    11,346   None         $         11,346

COST OF SALES                                             4,505   None                    4,505
                                                    --------------------------------------------

GROSS PROFIT                                              6,841   None                    6,841

EXPENSES
  General and Administrative                          2,494,590   $  378,740          2,952,680

  Depreciation and Amortization                         173,044        2,032            175,076
                                                    --------------------------------------------

                         Total  Expenses              2,667,634      380,772          3,127,757
                                                    --------------------------------------------

NET (PROFIT)/LOSS BEFORE OTHER INCOME AND EXPENSES   (2,660,793)    (380,772)        (3,120,916)

OTHER INCOME AND EXPENSES

  Other Income                                              151                             151

  Other Expenses                                          1,919                           1,919


NET LOSS                                            $(2,662,561)  $ (380,772)  $     (3,122,684)
                                                    ============================================



LOSS PER SHARE                                      $     0.148   $    0.050
                                                    ------------  -----------


WEIGHTED AVERAGE NUMBER OF SHARES                    18,002,742    7,009,578
                                                    ------------  -----------


                      See Notes to Consolidated Statements.

                                                         QUADRACOMM, INC.
                                             (FORMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   AND FOR THE PERIOD FROM JANUARY 1, 1996 TO DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                   DEFICIT
                                                                                                                 ACCUMULATED
                                                                   COMMON STOCK AND                              DURING THE
                                                 PREFERRED STOCK    PAID-IN CAPITAL                  TREASURY    DEVELOPMENT
                                     SHARES             $               SHARES             $          STOCK         STAGE
                                   -----------  -----------------  -----------------  ------------  ----------  -------------
Balance, January 1, 1996. . . . .   1,000,000   $          1,000         10,000,000   $ 1,999,150   $    (150)  $    (75,000)

Cancellation of outstanding
  shares                                                                 (7,980,000)   (1,925,000)


                                   -----------  -----------------  -----------------  ------------  ----------  -------------
Balance, December  31, 1996 . . .   1,000,000   $          1,000          2,020,000        74,150        (150)       (75,000)

Net Loss
                                   -----------  -----------------  -----------------  ------------  ----------  -------------
Balance, December 31, 1997. . . .   1,000,000   $          1,000          2,020,000        74,150        (150)       (75,000)

Net Loss
                                   -----------  -----------------  -----------------  ------------  ----------  -------------
Balance, December 31, 1998. . . .   1,000,000   $          1,000          2,020,000        74,150        (150)       (75,000)

Net Loss                                                                                                              (4,350)
                                   -----------  -----------------  -----------------  ------------  ----------  -------------
Balance, December 31, 1999. . . .   1,000,000   $          1,000          2,020,000        74,150        (150)       (79,350)

Cancellation of preferred stock .  (1,000,000)            (1,000)                           1,000
Cancellation of treasury stock                                                               (150)        150
Stock split (3 for 1)                                                     4,040,000
Shares issued for technology                                              1,000,000
Sale of common shares                                                       198,000       198,000
Shares issued for services                                                    1,600         1,600
Net Loss                                                                                                            (380,772)
                                   -----------  -----------------  -----------------  ------------  ----------  -------------

Balance, December 31, 2000. . . .  None         None                      7,259,600       274,600   None            (460,122)
                                   -----------  -----------------  -----------------  ------------  ----------  -------------

Cancellation of restricted stock                                         (1,460,000)      (62,966)
Cancellation of ordinary stock                                           (4,015,750)     (172,888)
Shares issued for technology
Sale of common shares                                                    11,261,322       768,406
Shares issued for services                                               11,000,000     1,230,000

Net Loss                                                                                                          (2,662,561)
                                   -----------  -----------------  -----------------  ------------  ----------  -------------
Balance, December 31, 2001. . . .  None         None                     24,045,172   $ 2,037,152   None        $ (3,122,684)
                                   ===========  =================  =================  ============  ==========  =============


                      See Notes to Consolidated Statements.

                                          QUADRACOMM, INC.
                              (FORMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                    AND FOR THE PERIOD FROM JANUARY 1, 1996 TO DECEMBER 31, 2001
                    ------------------------------------------------------------


                                                                                      Since
                                                             2001         2000      January 1,
                                                                                       1996
                                                         ------------  ----------  ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net Income (Loss) From Operations:                       $(2,662,561)  $(380,772)   (3,122,684)
Add: Non-Cash Items
  Depreciation and Amortization                              173,044       2,032       175,076
  Allowance for doubtful advances                            305,543      51,986       357,529

Changes in Assets and Liabilities:
  Inventory                                                   (3,518)      1,600        (3,518)
   Miscellaneous receivables                                      (1)    (51,987)      (51,988)
   Deposits                                                  (16,421)       (400)      (16,821)
   Accounts payable & other liabilities                      948,097     202,701     1,156,749

                                                         ------------  ----------  ------------
Net Cash From (To) Operating Activities                   (1,255,817)   (174,840)   (1,505,657)
                                                         ------------  ----------  ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of Equipment                                     (16,616)    (20,315)      (36,931)

                                                         ------------  ----------  ------------
Net Cash From (To) Investing Activities                      (16,616)    (20,315)      (36,931)
                                                         ------------  ----------  ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from sales of common stock                        1,520,000     198,000     1,790,155
Repayment of debt                                            (11,397)                  (11,397)
Retirement of Shares                                        (235,854)                 (235,854)
                                                         ------------  ----------  ------------
Net Cash From (To) Financing Activities                    1,272,749     198,000     1,542,904
                                                         ------------  ----------  ------------

Increase (Decrease) in Cash                                      316       2,845           316
CASH BALANCE, DECEMBER 31, 2000                                2,845           0         2,845
                                                         ------------  ----------  ------------
CASH BALANCE, DECEMBER 31, 2001                          $     3,161   $   2,845   $     3,161
                                                         ============  ==========  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  The Company issued 11,000,000 common shares in lieu of consulting expenses with a value of $1,230,000.


                      See Notes to Consolidated Statements.

                                QUADRACOMM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
================================================================================

1.   HISTORY

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

     Also in 2000, the Company has embarked upon a program of seeking operating entities to acquire. In that connection, it has entered into letters of intent and a form of merger agreements to acquire certain of the operations entities. As of December 31, 2000, none of the agreements had been finalized.

     In January 2001, the Company acquired International Prepaid Systems, Inc., for 100,000 of the common shares of the Company and $50,000.

     In August of 2001, the Company entered into an agreement to acquire R.F. Scientific, Inc. Such transaction was structured as an agreement for cash and stock. The two companies completed the transaction, issued the stock and transferred cash. However, due to uncertain economic times occurring in the next months, the two companies decided to "unwind" such transaction as it was unable to effectively continue operations as a combined entity. The stock portion of the transaction was "unwound" and returned, however, cash advances have not been repaid to the Company as of December 31, 2001.

2.   BASIS  OF  ACCOUNTING

     The financial statements of the Company have been prepared in United States dollars in accordance with accounting principles generally accepted in the United States. Certain reclassifications have been made to conform prior year data to the current year presentations.

     The financial statements of the Company as of December 31, 2001 and 2000 and for the year and period then ended have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2001 the Company's assets totaled $58,219 and current liabilities aggregated $1,143,751. For the period from inception (January 1, 1996) to December 31, 2001, the Company has incurred, losses totaling $3,122,684. Such losses together with the absence of all but a minor amount of revenues, has significantly impacted the liquidity and capital resources of the Company, and raises substantial doubt about the ability of the Company to continue as a going concern. No adjustments have been recorded in the financial statements of the Company to reflect the uncertainty of the going concern and the related realization of assets and satisfaction of liabilities.

     Management expects to achieve its future cash needs from a combination of sales of its equity securities, acquisitions, and borrowings, pending attainment of profitable operations.


3.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents are comprised of cash and highly liquid investments with a maturity of three months or less when purchased. The Company had no cash equivalents as of December 31, 2001 and 2000.

     EQUIPMENT: Equipment is stated at acquisition cost. The cost of replacements, renewals, and betterments, that neither add materially to the value of the equipment and furniture, nor appreciable prolong their lives are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of five years.

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

     CONCENTRATIONS OF RISK and CREDIT RISK: Company operations have not commenced, and hence there in no concentration or credit risk. The Company does not have a material concentration of accounts receivable or other credit risk.

     IMPAIRMENT OF LONG-LIVED ASSETS: The Company has not recognized any charges from the impairment of its long-lived assets, as it believes that its long-lived assets have not been impaired.

     FINANCIAL INSTRUMENTS: Assets and liabilities, as a matter of accounting policy, are reflected in the accompanying financial statements at values that the Company considers represent their respective fair values.

4.  INVENTORY

Inventories totaled $3,518 which was made up of prepaid phone cards. At December 31, 2001, there was no obsolete inventory and as such, no allowance was recorded.

5.  MISCELLANEOUS  ADVANCES

     During 2001, the Company has made certain cash advances aggregating approximately $305,543 to business units that it expects to acquire and some employees. Because there is no assurance nor explicit collateral or agreements for the repayment of such amounts, an allowance of like amount was recorded as of December 31, 2001.

6.  INCOME  TAXES

        The Company will need to realize profits to utilize the accumulated losses that aggregated $3,122,684 as of December 31, 2001. Further, because of the nature of the losses they may not be deductible, except in reduced amounts over various periods of time. Accordingly, because of these uncertainties, a valuation allowance of an equal amount was established because the benefit is more likely than not to be lost.

7.  ACCRUED  EXPENSES  AND  OTHER  LIABILITIES

     The Company has accrued expenses of $700,026 and other liabilities of $85,541. The accrued expenses represent accrued payroll and allowances due to employees of the Company. The other liabilities represent reimbursements due to the employees of the Company who have expensed personal funds for the benefit of the company.

8.   NOTES  PAYABLE

     Notes payable consist of a variety of notes payable to individuals which were acquired in the acquisition of IPS. The balance of the notes payable are due at various dates through 2005. Interest rates on the notes range from 9.64% to 18%.

9.   COMMON  AND  PREFERRED  STOCK

     Common Stock:  The Company is authorized to issue 100,000,000 shares of its
     -------------
$.001 par value common stock, of which 24,045,172 were outstanding as of December 31, 2001. Dividends are payable upon declaration by the board of directors, and the common shares do not have pre-emptive rights nor cumulative voting rights.

     During 2001, there were a number of shares issued for acquisitions, services rendered totaling 22,261,322 shares. There were also a number of cancellations of shares due to "unwinding" of transactions totaling 5,475,750 shares.

     Preferred  Stock:  The  Company is authorized to issue 10,000,000 shares of
     -----------------
its $.001 par value preferred stock. No preferred shares were issued and outstanding as of December 31, 2001. The board of directors of the Company may issue the preferred stock in series and may determine the rights and preferences of each series.

     In January 2001, the Company acquired International Prepaid Systems, Inc., for 100,000 of the common shares of the Company and $50,000.

10.  COMMITMENTS  AND  CONTINGENCIES

     The Company leases its office facilities on a month to month basis which requires monthly rental payments of approximately $960 per month including taxes and fees.

     During the ordinary course of business, the Company is subject to pending claims and legal actions. In the opinion of management, the ultimate resolution of these types of claims and/or legal proceedings, if any, will not have a material adverse effect on the operations and financial position of the Company.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION
--------  -----------
3.1       Amended and Restated Articles of Incorporation dated December 1, 2000

3.2 Articles of Amendment regarding Series A Preferred Stock dated October 23, 2001

3.3       Bylaws

4.1       Specimen Stock Certificate for Shares of Common Stock of the Company

4.2*      2001 Stock Option / Performance Stock Plan

10.1      Employment Agreement Between QuadraComm, Inc. and Robert W. Ellis

21.1      List of Subsidiaries

* Filed on July 12, 2001, as an exhibit to the Company's registration statement on Form S-8 and incorporated herein by reference.