Form 10QSB
period 2002-03-31
QUADRACOMM INC
filed 2002-05-31
CIK 910415

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                  FORM 10Q-SB

[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
          ACT  OF  1934

               For  the  quarterly  period  ended    March  31,  2002
                                                   --------------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (d)  OF THE
          EXCHANGE  ACT

            For the transition period from __________ to __________

            Commission file number    0 - 22678
                                   ----------------


                                QuadraComm, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Colorado                                84-1193941
      -------------------------------        ---------------------------------
      (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)


                 8019 N. Himes Ave., Suite 401, Tampa, FL  33614
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (813) 496-9191
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  [X]   No  [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 15, 2002, the Issuer had 23,180,250 shares of common stock, par value $0.001 per share, issued and outstanding.



Transitional  Small  Business  Disclosure  Format (check  one):  Yes [ ]  No [X]

                                         TABLE OF CONTENTS


                                                                                             Page
                                                                                             ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

         Independent Accountants Report . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

         Consolidated Balance Sheets as at March 31, 2002 and 2001 (unaudited). . . . . . . .   2

         Consolidated Statements of Operations for the three months ended March 31, 2002 and
         2001 and for the period from January 1, 1996 to March 31, 2002 (unaudited) . . . . .   3

         Consolidated Statement of Changes in Stockholders' Equity (unaudited)  . . . . . . .   4

         Consolidated Statements of Cash Flows for the three months ended March 31, 2002
         and 2001 and for the period from January 1, 1996 to March 31, 2002(unaudited). . . .   5

         Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . .   6

Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . .  7

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . .  8

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .  9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

ALESSANDRI  &  ALESSANDRI,  P.A.
CERTIFIED  PUBLIC  ACCOUNTANTS
--------------------------------------------------------------------------------


                        INDEPENDENT ACCOUNTANTS' REPORT


QuadraComm,  Inc.  and  Subsidiaries
Tampa,  Florida


     We have reviewed the accompanying consolidated balance sheets of QuadraComm, Inc. and Subsidiaries ("Company") as of March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the three month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of QuadraComm, Inc. and Subsidiaries.

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



                                        /s/  ALESSANDRI  &  ALESSANDRI,  P.A.


May  29,  2002

--------------------------------------------------------------------------------

                            Accountants & Consultants
              5121 Ehrlich Road  Suite 107-B  Tampa, Florida 33624
                       (813) 969-1995  Fax (813) 960-2740
Member: American Institute of Certified Public Accountants/Division of CPA Firms
            Member: Florida Institute of Certified Public Accountants

                                        QUADRACOMM, INC. AND SUBSIDIARIES
                                    (FORMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                                          (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED BALANCE SHEETS
                                             MARCH 31, 2002 AND 2001
===========================================================================================================



                                                                                     2002          2001
                                                                                 ------------  ------------
                                          ASSETS

CURRENT ASSETS
  Cash                                                                           $       523   $     1,279
  Inventory                                                                            1,277         3,765
                                                                                 ------------  ------------
                   Total Current Assets                                                1,800         5,044
                                                                                 ------------  ------------
EQUIPMENT & FURNITURE
  Office Equipment & Furniture (net of depreciation of $13,766)                       35,435        39,290
                                                                                 ------------  ------------

OTHER ASSETS
  Miscellaneous Advances, Assets, & Technology  (less allowances of $516,779)              1             1
  Deposits and other                                                                  16,824        16,809
                                                                                 ------------  ------------
                   Total Other Assets                                                 16,825        16,810
                                                                                 ------------  ------------

                          TOTAL                                                  $    54,060   $    61,144
                                                                                 ============  ============



                             LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                                   344,589       512,786
  Accrued Expenses                                                                   781,258
  Other Liabilities                                                                   79,032
  Notes Payable                                                                      104,833       106,193
                                                                                 ------------  ------------
                   Total Liabilities                                               1,309,712       618,979
                                                                                 ------------  ------------

STOCKHOLDERS' EQUITY
   Preferred stock-No par value in 1999; $.001par value per share in 2002
     10,000,000 shares authorized; no shares issued in 2002
  Common Stock - No par value in 1999; $.001 par value in 2002
    100,000,000 shares authorized; shares issued and outstanding
    24,285,172 and 24,045,172, respectively                                           24,285         7,655
   Paid-in Capital                                                                 2,024,867       508,545
  Deficit accumulated during the development stage                                (3,304,804)   (1,074,035)
                                                                                 ------------  ------------
                   Total Stockholders' Equity                                     (1,255,652)     (557,835)
                                                                                 ------------  ------------

                          TOTAL                                                  $    54,060   $    61,144
                                                                                 ============  ============


                       See Notes to Financial Statements.

                             QUADRACOMM, INC. AND SUBSIDIARIES
                          (FORMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                               (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                 AND FOR THE PERIOD FROM JANUARY 1, 1996 TO MARCH 31, 2002
======================================================================================


                                                                           SINCE
                                              2002         2001       JANUARY 1, 1996
                                          --------------------------------------------
  SALES                                   $       420        4,240   $         11,766

  COST OF SALES                                    60          706              4,565
                                          --------------------------------------------

  GROSS MARGIN                                    360        3,534              7,201
                                          --------------------------------------------

  EXPENSES
    General and Administrative                161,414      453,793          3,114,094
    Impairment of  Assets                      18,830   $  161,478            180,308
    Depreciation and Amortization               1,622        2,176             15,221
                                          --------------------------------------------
              Total  Expenses                 181,866      617,447          3,309,623
                                          --------------------------------------------

  NET LOSS BEFORE OTHER INCOME & EXPENSE     (181,506)    (613,913)        (3,302,422)

  OTHER INCOME & EXPENSE

  Other Income                                      0                             151

  Other Expense                                   614                           2,533
                                          --------------------------------------------
  Net Loss                                $  (182,120)  $ (613,913)  $     (3,304,804)
                                          ============================================




  LOSS PER SHARE                          $     0.008   $    0.080
                                          -------------------------


  WEIGHTED AVERAGE NUMBER OF SHARES        24,237,077    7,536,882
                                          -------------------------


                       See Notes to Financial Statements.

                                           QUADRACOMM, INC. AND SUBSIDIARIES
                                        (FORMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                                             (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE PERIOD FROM JANUARY 1, 1996 TO MARCH 31, 2002
==================================================================================================================
                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                                       COMMON STOCK AND                DURING THE
                                                   PREFERRED STOCK      PAID-IN CAPITAL     TREASURY   DEVELOPMENT
                                       SHARES            $             SHARES        $        STOCK      STAGE
                                     -----------------------------------------------------------------------------
  Balance, January 1, 1996            1,000,000   $          1,000   10,000,000  $1,999,150  $ (150)  $   (75,000)

  Cancellation of outstanding
        shares                                                       (7,980,000) (1,925,000)

                                     -----------------------------------------------------------------------------
  Balance, December  31, 1996         1,000,000   $          1,000    2,020,000      74,150    (150)      (75,000)

  Net Loss
                                     -----------------------------------------------------------------------------
  Balance, December 31, 1997          1,000,000   $          1,000    2,020,000      74,150    (150)      (75,000)

  Net Loss
                                     -----------------------------------------------------------------------------
  Balance, December 31, 1998          1,000,000   $          1,000    2,020,000      74,150    (150)      (75,000)

  Net Loss                                                                                                 (4,350)
                                     -----------------------------------------------------------------------------
  Balance, December 31, 1999          1,000,000   $          1,000    2,020,000      74,150    (150)      (79,350)


  Cancellation of preferred stock    (1,000,000)            (1,000)                   1,000
  Cancellation of treasury stock                                                       (150)    150
  Stock split (3 for 1)                                               4,040,000
  Shares issued for technology                                        1,000,000
  Sale of common shares                                                 198,000     198,000
  Shares issued for services                                              1,600       1,600
  Net Loss                                                                                               (380,772)
                                     -----------------------------------------------------------------------------

  Balance, December 31, 2000               None              None     7,259,600  $  274,600     None  $  (460,122)

  Cancellation of restricted stock                                   (1,460,000)    (62,966)
  Cancellation of ordinary stock                                     (4,015,750)   (172,888)
  Sale of Common Shares                                              11,261,322     768,406
  Shares issued for Services                                         11,000,000   1,230,000
  Net Loss                                                           (2,662,561)
                                     -----------------------------------------------------------------------------

  Balance, December 31, 2001               None               None   24,045,172  $2,037,152     None  $(3,122,683)

  Sale of Common Shares                                                 240,000      12,000

  Net Loss                                                                                               (182,120)
                                     -----------------------------------------------------------------------------
  Balance, March 31, 2002                  None               None   24,285,172  $2,049,152     None  $(3,304,803)
                                     =============================================================================


                       See Notes to Financial Statements.

                               QUADRACOMM, INC. AND SUBIDIARIES
                           (FROMERLY P.M. MANAGEMENT SYSTEMS, INC.)
                                 (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTH PERIODS END MARCH 31, 2002 AND 2001
                   AND FOR THE PERIOD FROM JANUARY 1, 1996 TO MARCH 31, 2002
===============================================================================================


                                                                                    Since
                                                             2002        2001      January 1,
                                                                                     1996
                                                          ------------------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net Income (Loss) From Operations:                        $(182,120)  $ (12,418)  $(3,304,804)
Add: Non-Cash Items
    Depreciation and Amortization                             1,622                   176,698
    Allowance for doubtful advances                          (2,158)                  355,371
    Allowance for impairment of acquired net assets               0
    Payment of expenses with common stock
Changes in Assets and Liabilities:
     Inventory                                                2,241                    (1,277)
     Miscellaneous advances                                       0                   (51,988)
     Deposits                                                  (184)                  (17,005)
     Accounts payable & other liabilities                   165,961      20,000     1,322,710
                                                          ------------------------------------
Net Cash From (To) Operating Activities                     (14,638)      7,582    (1,520,295)
                                                          ------------------------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of Equipment                                          0        (200)      (36,931)
Purchase of Technology                                                  (20,000)
                                                          ------------------------------------
Net Cash From (To) Investing Activities                           0     (20,200)      (36,931)
                                                          ------------------------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from sales of common stock                          12,000      20,000     1,802,155
Repayment of Debt                                                 0                   (11,397)
Retirement of Shares                                                     (1,000)     (235,854)
                                                          ------------------------------------
Net Cash From (To) Financing Activities                      12,000      19,000     1,554,904
                                                          ------------------------------------

Increase (Decrease) in Cash                                  (2,638)      6,382        (2,322)
CASH BALANCE, BEGINNING                                       3,161                     2,845
                                                          ------------------------------------
CASH BALANCE, ENDING                                      $     523   $   6,382   $       523
                                                          ====================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   The Company has issued 1,600 common shares in payment of certain expenses; 100,000 common shares for an acquisition; and 50,000 shares as collateral.


                       See Notes to Financial Statements.

                        QUADRACOMM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
================================================================================

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

     The consolidated financial statements of the Company as of March 31, 2002 and for the period then ended have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2002 the Company's assets totaled $54,061 and current liabilities aggregated $1,309,712. For the period from inception (January 1, 1996) to March 31, 2002, the Company has incurred, losses totaling $3,304,804. Such losses together with the absence of all but a minor amount of revenues, has significantly impacted the liquidity and capital resources of the Company, and raises substantial doubt about the ability of the Company to continue as a going concern. No adjustments have been recorded in the financial statements of the Company to reflect the uncertainty of the going concern and the related realization of assets and satisfaction of liabilities.

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

     EQUIPMENT: Equipment is stated at acquisition cost. The cost of replacements, renewals, and betterments, that neither add materially to the value of the equipment and furniture, nor appreciably prolong their lives are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of five years.
..
     INCOME TAXES: The provision (benefit) for income taxes is based upon the pre-tax earnings (loss) reported in the financial statements, adjusted for transactions that may never enter in the computation of income taxes payable. A deferred tax asset or liability is recognized for the estimated future tax affect attributable to temporary differences in the recognition of income and expenses for financial statements and income tax purposes. A valuation allowance is provided in the event that the tax benefits are not expected to be realized.

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

4.   INVENTORY

Inventories totaled $1,277 which was made up of prepaid phone cards. At March 31, 2002, there was no obsolete inventory and as such, no allowance was recorded.

5.   MISCELLANEOUS ADVANCES, ASSETS, AND TECHNOLOGY

     During the course of development, the Company has entered into agreements and made certain cash advances to business units that it expects to acquire, in consideration for technology and to some employees and vendors. One "unwound" transaction is still in a negotiation stage, but has not had any progress since the latter part of 2001; and since there is no assurance nor explicit collateral, nor agreements for the repayment of such amounts, an allowance of like amounts was recorded as of March 31, 2002 and December 31, 2001.

6.   INCOME TAXES

     The Company will need to realize profits to utilize the accumulated losses that aggregated $3,304,804 as of March 31, 2002. Further, because of the nature of the losses they may not be deductible, except in reduced amounts over various periods of time. Accordingly, because of these uncertainties, a valuation allowance of an equal amount was established because the benefit is more likely than not to be lost.

7.   ACCRUED EXPENSES AND OTHER LIABILITIES

     The Company has accrued expenses of $781,258 and other liabilities of $79,032. The accrued expenses represent accrued payroll and allowances due to employees of the Company. The other liabilities represent reimbursements due to the employees of the Company who have expensed personal funds for the benefit of the Company.

8.   NOTES PAYABLE

     Notes payable consist of a variety of notes payable to individuals that were acquired in the acquisition of IPS. The balances of the notes payable are $104,833 and are due at various dates through 2005. Interest rates on the notes range from 9.64% to 18%.

9.   COMMON AND PREFERRED STOCK

     Common Stock:  The Company is authorized to issue 100,000,000 shares of its
     -------------
$.001 par value common stock, of which 24,285,172 were outstanding as of March 31, 2002. Dividends are payable upon declaration by the board of directors, and the common shares do not have pre-emptive rights nor cumulative voting rights.

     During 2001, there were a number of shares issued for acquisitions and services rendered totaling 22,261,322 shares. There were also a number of cancellations of shares due to "unwinding" of transactions totaling 5,475,750 shares.

     Preferred Stock:  The Company is authorized to issue 10,000,000 shares of
     ----------------
its $.001 par value preferred stock. No preferred shares were issued and outstanding as of December 31, 2001. The board of directors of the Company may issue the preferred stock in series and may determine the rights and preferences of each series.

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

11.  SUBSEQUENT EVENTS

     In May of 2002, the Company entered into an agreement with a Nevada corporation, FutureCom Global, Inc. (hereinafter "FutureCom"). Such agreement contemplates the acquisition of FutureCom by the Company through a reverse merger with a wholly-owned subsidiary of the Company. The merger is subject to shareholder approval and completion of due diligence and has been unanimously approved by the Board's of Directors of both companies. The closing of the transaction is also subject to approval by the shareholders of the Company to change the name of the Company to Technology Evolution Inc., move the domicile of the Company to Delaware, and reduce the number of shares of common stock outstanding. The business combination will result in FutureCom merging with and into a wholly-owned subsidiary of the Company, with a share of the Company's stock being exchanged for one share of each outstanding share of FutureCom stock.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in the "Management's Discussion and Analysis or Plan of Operation," or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this report on Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

OVERVIEW

The Company is a Colorado corporation, incorporated on March 13, 1992 under the name Processed Based Management, Inc. Since inception, the Company has been a development stage company. Since 2000, the Company's focus has been on searching for operating entities to acquire.

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

In August 2001, the Company entered into an agreement to acquire R. F. Scientific, Inc. ("RFS"), a Florida corporation. Subsequently in 2001, the Company and RFS were unable to effectively continue operations as a combined entity and decided to "unwind" the transaction. The stock portion of the transaction was "unwound" and returned, but the cash advances have not been repaid by RFS to the Company.

RESULTS  OF  OPERATIONS

The following discussion compares operations for the quarter ended March 31, 2002, with the quarter ended March 31, 2001.

The Company generated a limited amount of revenue during the quarters ended March 31, 2002 and 2001, or $420 and $4,240, respectively. The Company does not anticipate generating significant revenue over the next 12 months or longer unless it successfully merges with FutureCom Global, Inc., as discussed in the following section, or another going-concern business.

Total operating expenses decreased to approximately $181,506 in the quarter ended March 31, 2002, from approximately $617,447 in the quarter ended March 31, 2001. General and administrative expenses of approximately $161,414 in the quarter ended March 31, 2002 were due principally to costs associated with being a public company. General and administrative expenses consist of professional fees and expenses incurred in day-to-day operations.

PLAN  OF  OPERATION

The Company has executed an agreement to acquire FutureCom Global, Inc. ("FutureCom"), a Nevada corporation in the business of developing, designing, marketing, selling and servicing wireless technology and products platforms, in what would effectively be a reverse takeover of the Company by the shareholders of FutureCom. The Company anticipates receiving funding from FutureCom in connection with the business combination. The closing of the merger is subject to the satisfactory completion of due diligence by both parties and shareholder approval. If the acquisition of FutureCom closes, the Company anticipates that its business will become the business of FutureCom. For more information about the merger transaction, see Item 5 of this Form 10-QSB in Part II below.

The amount of operating expenses the Company anticipates incurring over the next 12 months will depend on a number of factors, including the timing and resources required to close the merger with FutureCom. Alternatives for short-term financing are currently being pursued by management of the Company to provide access to funding needed to sustain the Company's business in the interim. The Company is currently operating at minimal levels. Because the Company presently has nominal overhead and few other material financial obligations, and is seeking outside investment to provide short-term working capital, management of the Company believes that the Company's short-term cash requirements can be satisfied. There can be no assurance, however, that any additional funds will be available on terms acceptable to the Company or at all.

LIQUIDITY  AND  CAPITAL  RESOURCES

No material commitments for capital expenditures were made during the quarter ended March 31, 2002.

As of March 31, 2002, the Company had accumulated losses of approximately $3,304,804, including a loss of approximately $181,866 during the quarter ended March 31, 2002. The current working capital deficit is approximately $1,307,912 compared with a working capital deficit of approximately $613,935 in same period last year. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

The nominal amounts of cash needed to sustain the Company have been fulfilled through private loans and advances from officers, directors and shareholders, in addition to the sales of private placement shares. Although it is anticipated that this kind of activity will continue to fund minimal operations, monies for more strategic plans will likely be satisfied initially with bridge funding from FutureCom and later with the conclusion of the business combination with FutureCom. The Company plans to continue to utilize a combination of debt and/or equity financings to fund its short-term needs, although there can be no assurance that the Company will have access to additional financing on acceptable terms, or at all. Even if the merger with FutureCom closes, there can be no assurance that the combined entity will have access to adequate financial resources on acceptable terms, or at all.


                           PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

The Company issued the following shares of its common stock during the quarterly period ended March 31, 2002:

The Company has offered and sold 3,164,250 shares of common stock pursuant to a $10 million private placement that commenced in September, 2000 to accredited investors who were largely existing shareholders of the Company. The $10 million private placement is still open and has raised approximately $745,750 through March 31, 2002 from a total of seven investors. Sales were made in March, 2002, and consisted of 240,000 shares (out of the 3,164,250 shares) sold at $0.05 per share for total proceeds to the Company of $12,000. The Company believes that the offer and sale of its common stock through the private placement is exempt under Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"). In addition, for those investors who reside outside the United States, the offer and sale is believed to be exempt pursuant to Regulation S under the Securities Act. The following shareholders of the Company purchased shares of common stock through the private placement: Armadillo, Ltd.; Vestech, Ltd.; XIT, Ltd.; H. Lauritz Holdings; R. Markle Investment Trust; FutureCom Global, Inc.; and P. Cahill.

ITEM  5.  OTHER  INFORMATION

On May 10, 2002, the Company and FutureCom executed an Agreement and Plan of Reorganization (the "Merger Agreement"), which contemplates the acquisition of FutureCom by the Company through a reverse triangular merger whereby FutureCom will merge with and into a wholly-owned subsidiary of the Company. The merger is subject to satisfactory completion of due diligence by both parties, shareholder approval of a name change, reverse stock split and change of domicile by the Company, and shareholder approval of the merger by FutureCom. Both companies' Boards of Directors have unanimously approved the agreement.

Under terms of the Agreement, on the closing of the merger shareholders of FutureCom will receive one share of the Company's common stock for each share of FutureCom common stock outstanding. As a result of the merger, FutureCom will become a wholly-owned subsidiary of the Company, but with the former FutureCom shareholders owning most of the outstanding common stock of the combined entity.

Prior to closing the merger with FutureCom, the Company has agreed to accomplish the following changes, subject to the completion of due diligence and the approval by its shareholders of the following:
     -    Changing its name from QuadraComm, Inc. to Technology Evolution, Inc.;
     -    Moving  the domicile of the corporation from Colorado to Delaware; and
     - Significantly reducing the number of outstanding shares of common stock in the new corporation.

Several other corporate actions will take place with the closing of the merger as a result of the changing focus of the Company, including the election of a new board of directors for Technology Evolution, Inc., and the appointment of new officers.

The execution of the Exchange Agreement was publicly reported by the Company in a press release in May, a copy of which is attached hereto as Exhibit 99.1.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Exhibit
Number          Description
------          -----------
3.1**          Amended  and Restated Articles of Incorporation dated December 1,
               2000

3.2** Articles of Amendment regarding Series A Preferred Stock dated October 23, 2001

3.3**          Bylaws

4.1**          Specimen  Stock  Certificate  for  Shares  of  Common  Stock  of
               QuadraComm,  Inc.

4.2*           2001  Stock  Option  /  Performance  Stock  Plan

10.1**         Employment Agreement between QuadraComm, Inc. and Robert W. Ellis

99.1           Press  Release

* Filed on July 12, 2001, as an exhibit to the Company's registration statement on Form S-8 and incorporated herein by reference.

** Filed on April 16, 2002, as an exhibit to the Company's annual report on Form 10-KSB and incorporated herein by reference.

(b)  Reports  on  Form  8-K

No reports on Form 8-K were filed by the Company with the Commission during the quarter ended March 31, 2002.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 QUADRACOMM,  INC.



Dated:   May  29,  2002          By:   /s/  Robert  Ellis
       ------------------           --------------------------
                                    Robert  Ellis
                                    Its:  Director, President, & Acting CFO



Dated:   May  29,  2002           By:   /s/  John  Hockins
       ------------------            --------------------------
                                     John  Hockins
                                     Its: Director, Acting-Treasurer & Secretary

                                  EXHIBIT INDEX

Exhibit
Number          Description
------          -----------------------------------------------------------
3.1**          Amended  and Restated Articles of Incorporation dated December 1,
               2000

3.2** Articles of Amendment regarding Series A Preferred Stock dated October 23, 2001

3.3**          Bylaws

4.1**          Specimen  Stock  Certificate  for  Shares  of  Common  Stock  of
               QuadraComm,  Inc.

4.2*           2001  Stock  Option  /  Performance  Stock  Plan

10.1**         Employment Agreement between QuadraComm, Inc. and Robert W. Ellis

99.1           Press  Release

* Filed on July 12, 2001, as an exhibit to the Company's registration statement on Form S-8 and incorporated herein by reference.

** Filed on April 16, 2002, as an exhibit to the Company's annual report on Form 10-KSB and incorporated herein by reference.